Form 10QSB
period 1995-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1995-08-11
CIK 847319

             FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-18419


                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III
          (Exact name of small business issuer as specified in its charter)


             Delaware                                         31-1266850
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)            BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets

            Cash:
               Unrestricted                                          $   840,952

               Restricted-tenant security deposits                         3,993

            Accounts receivable                                          170,803

            Escrows for taxes and insurance                               64,500
            Other assets                                                 189,074

            Investment properties:

               Land                                 $ 2,336,469

               Buildings and related personal
                 property                            18,329,225
                                                     20,665,694

               Less accumulated depreciation         (3,551,891)      17,113,803

                                                                     $18,383,125

       Liabilities and Partners' Capital (Deficit)
       Liabilities

            Accounts payable                                         $    10,063

            Tenant security deposits                                       4,993

            Accrued taxes                                                 80,969
            Other liabilities                                             69,186

            Mortgage notes payable (Note C)                           17,499,332

       Partners' Capital (Deficit)
            General partner                         $   (53,255)


            Class A Limited Partners - 850,900
            units                                       747,855

            Class B Limited Partners - 8,600 units       23,982          718,582
                                                                     $18,383,125

                   See Accompanying Notes to Financial Statements

      b)            BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Three Months Ended             Six Months Ended
                                               June 30,                  June 30,
                                         1995         1994             1995           1994

       Revenues:
          Rental income                $542,690     $ 679,485       $1,082,187     $1,385,215

          Other income                   20,332         8,107           30,541         15,331

                Total revenues          563,022       687,592        1,112,728      1,400,546
       Expenses:

          Operating                      41,260        84,195           98,440        191,515

          General and administrative     30,022        30,277           61,946         58,913

          Property management fees       17,083        32,811           35,536         62,296
          Depreciation                  149,176       190,281          298,352        403,500

          Amortization                    3,558         4,140            7,038          7,458

          Interest                      407,114       573,225          817,077      1,144,782

          Property taxes                 40,487        55,728           81,142        106,588
          Write-down of property
             (Note D)                        --            --          414,859             --

          Tenant reimbursements         (66,381)      (89,511)        (133,144)      (184,414)

                Total expenses          622,319       881,146        1,681,246      1,790,638

       Gain on foreclosure (Note D)          --            --          844,287             --

          Net (loss) income            $(59,297)    $(193,554)      $  275,769     $ (390,092)
       Net (loss) income allocated
          to general partner (1%)      $   (593)    $  (1,936)      $    2,758     $   (3,901)

       Net (loss) income allocated
          to Class A limited
          partners (98.01%)             (58,117)     (189,702)         270,281       (382,329)

       Net (loss) income allocated
          to Class B  limited
          Partners (.99%)                  (587)       (1,916)           2,730         (3,862)

                                       $(59,297)    $(193,554)      $  275,769     $ (390,092)
       Net (loss) income per limited
          partnership unit             $   (.07)    $    (.22)      $      .32     $     (.45)

       Class A limited partnership
          units outstanding             850,900       851,400          850,900        851,400



                   See Accompanying Notes to Financial Statements

      c)            BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)


                                            General       Limited Partners
                                            Partner      Class A     Class B      Total

       Original capital contributions         1,000    $8,420,170    $86,000    $8,507,170

       Partners' capital (deficit) at
          December 31, 1994                $(56,013)   $  477,574    $21,252    $  442,813

       Net income for the six months
          ended June 30, 1995                 2,758       270,281      2,730       275,769

       Partners' capital (deficit)
          at June 30, 1995                 $(53,255)   $  747,855    $23,982     $ 718,582


                   See Accompanying Notes to Financial Statements
                                          3

      d)            BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)





                                                              Six Months Ended
                                                                   June 30,

                                                             1995            1994
       Cash flows from operating activities:

          Net income (loss)                               $ 275,769      $ (390,092)
          Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating
             activities:

             Depreciation                                   298,352         403,500

             Gain on foreclosure                           (844,287)             --

             Write-down of property                         414,859              --
             Amortization of organizational costs,
              loan costs and leasing commissions             14,000           9,124

             Change in accounts:

              Restricted cash                                 4,786          (3,779)

               Accounts receivable                           (2,897)        (12,365)
               Escrows for taxes and insurance               64,255         (10,640)

               Other assets                                 (36,920)        (67,041)

               Accounts payable                              (9,021)         (2,492)

              Tenant security deposit liabilities            (3,786)          6,414
               Accrued taxes                                (26,887)        (54,698)

               Other liabilities                             58,291         (55,711)

                  Net cash provided by (used in)
                      operating activities                  206,514        (177,780)

       Cash flows from investing activities:
          Property improvements and replacements                 --          (1,266)



                  Net cash used in
                      investing activities                       --          (1,266)



                   See Accompanying Notes to Financial Statements

                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                     (Unaudited)





                                                               Six Months Ended
                                                                   June 30,

                                                             1995            1994
       Cash flows from financing activities:
          Loan extension costs                            $ (81,836)     $       --

          Payment on mortgage notes payable                 (16,668)             --

             Net cash used in financing
                  activities                                (98,504)             --

       Net increase (decrease) in cash                      108,010        (179,046)
       Cash at beginning of period                          732,942         696,137

       Cash at end of period                              $ 840,952      $  517,091

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                          $ 810,115      $1,198,615

                  See Accompanying Notes to Financial Statements

                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III



      SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

      Foreclosure

         During the six months ended June 30, 1995, Forest Ridge Shopping Center was foreclosed upon by the lender. In connection with this foreclosure, the following balance sheet accounts were adjusted by the non-cash amounts noted below.


                                                              1995


          Accounts receivable                              $  (25,405)

          Other assets                                        (31,509)

          Investment properties                            (6,423,410)
          Accrued taxes                                        66,643

          Other liabilities                                    57,968

          Mortgage notes payable                            7,200,000



                   See Accompanying Notes to Financial Statements

      e)            BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership had cash flows provided by operating activities of $206,514 for the six months ended June 30, 1995 and $60,143 for the twelve months ended December 31, 1994. At June 30, 1995, the Partnership had unrestricted cash of $840,952. As discussed in Note C, a mortgage note payable of $5,300,000 that matured January 1, 1994, is in default. The Partnership's estimated operating cash flows during 1995 are expected to be inadequate to enable the Partnership to make this payment on its long-term debt.

         Throughout 1994 and the second quarter of 1995 the Partnership has sought refinancing for the Partnership's debt. The Partnership has been unsuccessful in refinancing the debt on Bay Village and Forest Ridge. Accordingly, Forest Ridge was foreclosed on January 5, 1995, (see Note
      D) and it is expected that Bay Village will be either sold or foreclosed by the lender in 1995. A long-term extension related to Highpoint and Gateway Plaza has been obtained to extend the maturity dates to the year 2008 (see Note C).


      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

      Reclassifications


         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note C - Mortgage Notes Payable

         The Partnership's mortgage notes payable for Bay Village ($5,300,000) and Forest Ridge ($7,200,000) matured on January 1, 1994, and the mortgage notes payable for Highpoint ($6,600,000) and Gateway ($5,616,000) matured on March 1, 1995. The Partnership has been unsuccessful in refinancing the debt on Bay Village and Forest Ridge. Accordingly, Forest Ridge was foreclosed on by the lender on January 5, 1995 (see Note D) and it is expected that Bay Village will either be sold or foreclosed by the lender in 1995. The Partnership has successfully obtained a long-term extension related to the Highpoint and Gateway notes. The Highpoint note matures October 1, 2008, and the Gateway note matures January 1, 2008. Both notes are cross-collateralized and have an interest rate of 9.25%. Loan costs of $81,836 were paid relating to the extension of these notes.

      Note D - Foreclosure of Forest Ridge

         On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under the bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $414,859, to reduce the carrying costs of the Forest Ridge assets to their estimated market value, and a gain on the foreclosure of $844,287.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the quarters ended June 30, 1995 and 1994:



                                                        Average Occupancy
                                                        1995        1994

       Bay Village
            Conway, South Carolina                       98%          98%
       Gateway Plaza
            Mt. Sterling, Kentucky                       94%          89%

       Highpoint Village
            Bellefontaine, Ohio                          95%          93%

            The increase in occupancy at Gateway Plaza is a result of six new tenants moving in during 1994 that occupy approximately 9,400 square feet. The Managing General Partner has been notified by an anchor tenant, Wal-Mart, of its intent to vacate the Gateway Plaza in 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. It is unknown at this time to what extent this vacancy will negatively impact the performance of the shopping center.

            The Partnership realized net income of $275,769 for the six months ended June 30, 1995, compared to a net loss of $390,092 for the corresponding period in 1994. A net loss of $59,297 was recorded for the three months ended June 30, 1995, compared to a net loss of $193,554 for the corresponding period in 1994. The increase in net income for the six months ended June 30, 1995, compared to the corresponding period in 1994 was primarily due to an $844,287 gain on the foreclosure of Forest Ridge. The gain on the Forest Ridge foreclosure was partially offset by a related $414,859 write-down to reduce the carrying costs of the Forest Ridge assets to their estimated market value. In addition, the decreases in rental income, operating expenses, property management fees, depreciation, interest expense, property taxes, and tenant reimbursements were primarily a result of the foreclosure of Forest Ridge. Other income increased for the three and six month periods ended June 30, 1995, as a result of an easement fee paid by Wal-Mart at Gateway Plaza.

            At June 30, 1995, the Partnership had unrestricted cash of $840,952 versus $732,942 at December 31, 1994. Net cash provided by operating activities increased as a result of a decrease in tax and insurance escrow funding and a decrease in payments of other liabilities. Net cash used in financing activities increased due to the payment of loan costs relating to the extension on the Highpoint and Gateway mortgage notes and principal payments.

            Due to the uncertainty of the mortgage financing for the Partnership, the Managing General Partner is attempting to maximize cash reserves. No distributions were made in 1994 or the first six months of 1995 and no distributions are anticipated during the remainder of 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves.

                          PART II - OTHER INFORMATION



      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  a)  Exhibits - See exhibit index contained herein.

                  b)  Reports on Form 8-K:

                      None filed during the quarter ended June 30, 1995.

                                    EXHIBIT INDEX


      EXHIBIT NO.

        10.111 Amended and Restated Promissory Note dated as of May 30, 1995, for Gateway Plaza by and among Commonwealth Life Insurance Company, a Kentucky Corporation and Brunner Companies Income Properties L.P. III, a Delaware limited partnership.

        10.112 Amended and Restated Promissory Note dated as of May 30, 1995, for Highpoint Village by and among National Home Life Assurance Company, a Missouri Corporation and Brunner Companies Income Properties L.P. III, a Delaware limited partnership.

        27        Financial Data Schedule.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BRUNNER COMPANIES INCOME PROPERTIES L. P. III, a Delaware limited partnership

                            By:   Brunner Management Limited
                                  Partnership, an Ohio limited Partnership, its General Partner

                            By: 104 Management, Inc., an Ohio corporation, its Managing General Partner



                             By:   /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President

                             By:   /s/Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Controller and Principal
                                   Accounting Officer

                               Date: August 10, 1995