Form 10QSB
period 1995-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1995-11-13
CIK 847319

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


                For the quarterly period ended September 30, 1995


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

                                  BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
   Cash:
     Unrestricted                                                $   663,194
     Restricted-tenant security deposits                               4,993
   Accounts receivable                                               186,808
   Escrows for taxes and insurance                                   128,724
   Restricted escrow                                                  87,802
   Other assets                                                      196,457
   Investment properties:
     Land                                         $ 2,336,469
     Buildings and related personal property       18,329,225
                                                   20,665,694
     Less accumulated depreciation                 (3,701,067)    16,964,627

                                                                 $18,232,605

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable                                              $     3,984
   Tenant security deposits                                            4,993
   Accrued taxes                                                     120,849
   Other liabilities                                                  10,649
   Mortgage notes payable (Note C)                                17,448,552

 Partners' Capital (Deficit)
   General partner                                $   (54,005)
   Class A Limited Partners - 850,900 units           674,344
   Class B Limited Partners - 8,600 units              23,239        643,578

                                                                 $18,232,605

[FN]

                 See Accompanying Notes to Financial Statements


b)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                     1995       1994              1995         1994
 Revenues:
    Rental income                  $533,186   $ 726,589        $1,615,373  $2,111,804
    Other income                      8,582       7,347            39,123      22,678
          Total revenues            541,768     733,936         1,654,496   2,134,482
 Expenses:
    Operating                        48,012      59,272           146,452     250,787
    General and administrative       23,848      34,593            85,794      93,506
    Property management fees         17,160      32,783            52,696      95,079
    Depreciation                    149,176     203,057           447,528     606,557
    Amortization                      3,452       3,888            10,490      11,346
    Interest                        406,221     579,700         1,223,298   1,724,482
    Property taxes                   39,880      54,599           121,022     161,187
    Write-down of property
       (Note D)                          --          --           414,859          --
    Tenant reimbursements           (70,977)    (78,733)         (204,121)   (263,147)
          Total expenses            616,772     889,159         2,298,018   2,679,797

 Gain on foreclosure (Note D)            --          --           844,287          --

    Net (loss) income              $(75,004)  $(155,223)       $  200,765  $ (545,315)

 Net (loss) income allocated
    to general partner (1%)        $   (750)  $  (1,552)       $    2,008     $(5,453)
 Net (loss) income allocated
    to Class A limited
    partners (98.01%)               (73,511)   (152,134)          196,770    (534,463)
 Net (loss) income allocated
    to Class B limited
    partners (.99%)                    (743)     (1,537)            1,987      (5,399)

                                   $(75,004)  $(155,223)       $  200,765  $ (545,315)

 Net (loss) income per Class A
    limited partnership unit       $   (.09)  $    (.18)       $      .23  $     (.63)

 Class A limited partnership
    units outstanding               850,900     851,400           850,900     851,400

[FN]
                 See Accompanying Notes to Financial Statements

c)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                       General     Limited Partners
                                       Partner    Class A      Class B      Total
 Original capital contributions        1,000     $8,420,170    $86,000    $8,507,170
 Partner's capital (deficit) at
    December 31, 1994               $(56,013)    $  477,574    $21,252     $ 442,813
 Net income for the nine months
    ended September 30, 1995           2,008        196,770      1,987       200,765
Partners' capital (deficit)
    at September 30, 1995           $(54,005)    $  674,344    $23,239     $ 643,578

[FN]

                 See Accompanying Notes to Financial Statements

d)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                              1995           1994
 Cash flows from operating activities:
    Net income (loss)                                     $  200,765     $ (545,315)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in)
       operating activities:
       Depreciation                                          447,528        606,557
       Gain on foreclosure                                  (844,287)            --
       Write-down of property                                414,859             --
       Amortization of organizational costs, loan
        costs and leasing commissions                         19,390         21,155
       Change in accounts:
         Restricted cash                                       3,786         (4,879)
         Accounts receivable                                 (18,902)        60,212
         Escrows for taxes and insurance                          31        (35,856)
         Other assets                                        (40,732)       (84,294)
         Accounts payable                                    (15,100)        (5,173)
         Tenant security deposit liabilities                  (3,786)         6,758
         Accrued taxes                                        12,993            (99)
         Other liabilities                                      (246)       (51,486)

            Net cash provided by (used in) operating
                activities                                   176,299        (32,420)

 Cash flows from investing activities:
    Property improvements and replacements                        --         (1,266)
    Deposits to restricted escrow                            (87,802)            --

            Net cash used in investing activities            (87,802)        (1,266)

 Cash flows from financing activities:
    Loan extension costs                                     (90,797)       (22,072)
    Payment on mortgage notes payable                        (67,448)            --

            Net cash used in financing activities           (158,245)       (22,072)

 Net decrease in cash                                        (69,748)       (55,758)

 Cash at beginning of period                                 732,942        696,137

 Cash at end of period                                    $  663,194     $  640,379


 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $1,214,398     $1,770,173

[FN]
                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III



SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

   During the nine months ended September 30, 1995, Forest Ridge Shopping Center was foreclosed upon by the lender. In connection with this foreclosure, the following balance sheet accounts were adjusted by the non-cash amounts noted below.
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


[FN]
                 See Accompanying Notes to Financial Statements

e)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

   The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership had cash flows provided by operating activities of $176,299 for the nine months ended September 30, 1995 and $60,143 for the twelve months ended December 31, 1994. At September 30, 1995, the Partnership had unrestricted cash of $663,194. As discussed in Note C, a mortgage note payable of $5,300,000 that matured January 1, 1994, is in default. The Partnership's estimated operating cash flows during 1995 are expected to be inadequate to enable the Partnership to repay this note payable.

   Throughout 1994 and the third quarter of 1995 the Partnership has sought refinancing for the Partnership's debt. The Partnership has been unsuccessful in refinancing the debt on Bay Village and Forest Ridge. Accordingly, Forest Ridge was foreclosed on January 5, 1995, (see Note D) and it is expected that Bay Village will be foreclosed on by the lender before year-end. A long-term extension related to Highpoint and Gateway Plaza has been obtained to extend the maturity dates to the year 2008 (see Note C).


Note B - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

Reclassifications

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note C - Mortgage Notes Payable

   The Partnership's mortgage notes payable for Bay Village ($5,300,000) and Forest Ridge ($7,200,000) matured on January 1, 1994, and the mortgage notes payable for Highpoint ($6,600,000) and Gateway ($5,616,000) matured on March 1, 1995. The Partnership has been unsuccessful in refinancing the debt on Bay Village and Forest Ridge. Accordingly, Forest Ridge was foreclosed on by the lender on January 5, 1995, (see Note D) and it is expected that Bay Village will be foreclosed on by the lender before year-end. The Partnership has successfully obtained a long-term extension related to the Highpoint and Gateway notes. The Highpoint note matures October 1, 2008, and the Gateway note matures January 1, 2008. Both notes are cross-collateralized and cross-defaulted and have an interest rate of 9.25%. Loan costs of $90,797 were paid in conjunction with the extension of these notes. These loan costs will be amortized over the term of the loans.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:
                                                       Average
                                                      Occupancy

                                                  1995         1994

 Bay Village
    Conway, South Carolina                         98%          98%
 Gateway Plaza
    Mt. Sterling, Kentucky                         94%          90%
 Highpoint Village
    Bellefontaine, Ohio                            95%          94%


   The increase in occupancy at Gateway Plaza is a result of six new tenants moving in during late 1994 that occupy approximately 9,400 square feet. The Managing General Partner has been notified by an anchor tenant, Wal-Mart, of its intent to vacate the Gateway Plaza in 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. It is unknown at this time to what extent this vacancy will negatively impact the performance of the shopping center.

   The Partnership realized net income of $200,765 for the nine months ended September 30, 1995, compared to a net loss of $545,315 for the corresponding period of 1994. A net loss of $75,004 was realized for the three months ended September 30, 1995, compared to a net loss of $155,223 for the corresponding period of 1994. The increase in net income for the nine months ended September 30, 1995, compared to the corresponding period of 1994 was primarily due to an $844,287 gain on the foreclosure of Forest Ridge Shopping Center. The gain on the Forest Ridge foreclosure was partially offset by a related $414,859 write-down to reduce the net book value of the Forest Ridge assets to their estimated market value. In addition, the decreases for the three and nine month periods ended September 30, 1995, in rental income, operating expenses, property management fees, depreciation, interest expense, property taxes, and tenant reimbursements were primarily a result of the foreclosure of Forest Ridge. Other income increased for the nine month period ended September 30, 1995, as a result of an easement fee paid by Wal-Mart at Gateway Plaza.

   At September 30, 1995, the Partnership had unrestricted cash of $663,194 compared to $732,942 at December 31, 1994. Net cash provided by operating activities increased as a result of a decrease in tax and insurance escrow funding and a decrease in payments of other liabilities. Net cash used in investing activities increased as a result of a deposit to a restricted escrow for Bay Village. Net cash used in financing activities increased due to the payment of loan costs relating to the extension on the Highpoint and Gateway mortgage notes and increased principal payments.

   Due to the uncertainty of the mortgage financing for the Partnership, the Managing General Partner is attempting to maximize cash reserves. No distributions were made in 1994 or the first nine months of 1995 and no distributions are anticipated during the remainder of 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


            a) Exhibit 27 , Financial Data Schedule, is filed as an exhibit to this report.

            b)  Reports on Form 8-K:

                None filed during the quarter ended September 30, 1995.

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

                         Date: November 13, 1995