Form 10KSB
period 1995-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1996-03-21
CIK 847319

FORM 10-KSB--Annual or Transitional Report
                          Under Section 10 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-18419

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                 (Name of small business issuer in its charter)

      Delaware                                           31-1266850
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                            29602
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,147,266

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated May 12, 1989 (included in Registration Statement, No.33-27407, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I


Item 1. Description of Business

General

   Brunner Companies Income Properties L.P. III (the "Partnership" or "Registrant") is a Delaware limited partnership formed in March 1989. The Partnership will continue in existence until December 31, 2008, unless earlier dissolved or terminated. Brunner Management Limited Partnership ("General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. ("Managing General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

   As of December 31, 1995, the Partnership had 850,900 units of Class A Limited Partnership Interest ("Units") and 8,600 units of Class B Limited Partnership
Interest ("Subordinated Interest") issued and outstanding.   The Subordinated
Interest was sold to the Managing General Partner. Holders of the Units are referred to as "Unitholders," holders of the units of Subordinated Interest are referred to as "Subordinated Limited Partners," and Unitholders and Subordinated Limited Partners are collectively referred to as "Limited Partners." Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partners, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

   The offering terminated in September 1989. Upon termination of the offering, the Partnership had accepted subscriptions for 851,400 Units of Class A Interest and 8,600 units of Class B Interest purchased by the General Partner for aggregate gross proceeds of $8,506,170. During 1994, the number of Class A Limited Partnership units decreased by 500 units due to Class A Limited Partners abandoning their units. The Partnership invested substantially all of the net offering proceeds in four Retail Centers which were acquired on September 22, 1989. During 1995, two of these Retail Centers were foreclosed upon by the lender. (See "Note K" to the Financial Statements in "Item 7"). The Partnership will not acquire or invest in any other properties or debt or equity securities of any other issuers (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

   The General Partner, the Managing General Partner and the Subordinated Limited Partners are all affiliates of a related group of corporations and partnerships engaged generally in the real estate development business.
Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management Inc. on March 5, 1993. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P.("MAE"), an affiliate of Insignia. As a result of this transaction, IBGP, Inc. effectively controls the General Partner. The Partnership is in the business of owning and operating for investment two regional shopping centers: Gateway Plaza, Mt. Sterling, Kentucky; and Highpoint Village, Bellefontaine, Ohio (the "Retail Centers"). During 1995, two of the Partnership's investment properties, Forest Ridge and Bay Village, were foreclosed upon, leaving the Partnership with the two remaining shopping centers mentioned previously. See "Item 2. Description of Properties" for additional information regarding the Retail Centers and the foreclosures.

   The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

   The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

Item 2. Description of Properties

   The Partnership was formed for the purpose of acquiring and operating the Retail Centers. Under the Partnership Agreement, the Partnership will not invest in the securities of any other issuer, lend funds to other persons or entities or engage in the purchase or sale of any investments other than the Retail Centers and properties directly related to the Retail Centers and short-term liquid investments of cash. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

The following table sets forth the Partnership's investments in properties:


                              Date of
 Property                     Purchase       Type of Ownership            Use
 Gateway Plaza                09/22/89  Fee ownership, subject to    Retail Center
  Mt. Sterling, Kentucky                first mortgage               157,141 sq.ft.

 Highpoint Village            09/22/89  Fee ownership, subject to    Retail Center
  Bellefontaine, Ohio                   first mortgage               153,267 sq.ft.


   A significant feature of all the retail centers is the fact that approximately 75% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit worthy tenants and tend to attract greater traffic to the retail centers.

   On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center, located in Asheville, North Carolina. The Partnership recorded a valuation write-down of approximately $415,000 to reduce the carrying costs of the Forest Ridge assets to their estimated market value and an extraordinary gain on the foreclosure of approximately $844,000. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interests to contest the foreclosure action or file for reorganization under the bankruptcy laws.

   On December 4, 1995, the lender foreclosed on Bay Village Shopping Center, located in Conway, South Carolina. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interests to contest the foreclosure action or file
bankruptcy.   The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property in foreclosure of $16,363, the difference between the carrying value of the property and the debt to the mortgage holder, was recorded.

Schedule of Properties:


                        Gross
                       Carrying     Accumulated     Useful                Federal
 Property               Value      Depreciation      Life      Method    Tax Basis
 Gateway Plaza       $ 6,170,392   $ 1,240,426    28-31.5 yrs   S/L    $ 7,086,839
 Highpoint Village     8,256,107     1,499,439     5-31.5 yrs   S/L      6,434,468

                     $14,426,499   $ 2,739,865                         $13,521,307

   See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                      Principal                                Principal
                     Balance At     Stated                      Balance
                    December 31,   Interest     Maturity        Due At
 Property               1995         Rate         Date          Maturity

 Gateway Plaza
  1st mortgage       $ 5,561,960     9.25%    01/01/08 (1)    $ 3,498,386

 Highpoint Village
  1st mortgage         6,534,629     9.25%    10/01/08 (1)      3,770,374

    Total            $12,096,589

(1) These mortgages matured March 1, 1995, and were not paid resulting in a default until the Partnership successfully obtained a long-term loan extension in May 1995 to the year 2008. Both notes are cross-collateralized and cross-defaulted and have an interest rate of 9.25%.

Schedule of Rental Rates and Occupancy:

                           Average Annual
                            Rental Rates         Average Annual
                         (per Square Foot)          Occupancy
                          1995       1994        1995       1994

 Gateway Plaza           $4.80       $4.72       95%         91%
 Highpoint Village        5.58        5.59       95%         94%

      The increase in occupancy at Gateway Plaza is a result of six new tenants moving in during late 1994 that occupy approximately 9,400 square feet. The Managing General Partner has been notified by an anchor tenant, Wal-Mart (occupying approximately 42% of the leasable square footage) of its intent to vacate Gateway Plaza in 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008, when the lease expires. It is unknown at this time to what extent this vacancy will negatively impact the performance of the shopping center.

      As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. Management believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1996-2005:


                       Number of                                % of Gross
                      Expirations   Square Feet   Annual Rent   Annual Rent

    Gateway Plaza

         1996              3            4,800     $ 40,453          5.7%
         1997              2            5,600       38,580          5.4%
         1998              5            8,900       76,784         10.7%
         1999              4           12,530       76,975         10.8%
         2000              1            3,600       32,400          4.5%
      2001-2005            0                0            0            0

  Highpoint Village

         1996              0                0     $      0            0
         1997              6           17,800      155,318         19.6%
         1998              1            2,400       22,924          2.9%
         1999              2            2,700       25,245          3.2%
      2000-2005            0                0            0            0


      The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                                     Square Footage     Annual Rent        Lease
                 Nature of Business      Leased       Per Square Foot   Expiration
 Gateway Plaza   Discount Store          65,930            $3.45         02/01/08
                 Clothing Store          22,731             3.76         02/28/09
                 Grocery Store           25,000             5.86         11/04/09

 Highpoint       Discount Store          65,930            $3.41         10/14/08
                 Grocery Store           52,337             6.60         01/14/10

Schedule of Real Estate Taxes and Rates:

                                   1995               1995
                                  Taxes               Rate

 Gateway Plaza                   $45,349              1.03%
 Highpoint Plaza                  53,397              2.10%

Item 3.   Legal Proceedings

      The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.   Market for Partnership Equity and Related Partner Matters

      As of December 31, 1995, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 656 and one, respectively. Neither the Units nor the Subordinated Interest are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. During 1994, the number of Class A Limited Partnership Units decreased by 500 Units due to Class A Limited partners abandoning their Units. In abandoning Units, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      No cash distributions were paid during 1995 or 1994. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1996.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Partnership realized net income of $176,450 for the year ended December 31, 1995, compared to a net loss of $1,348,974 for the year ended December 31, 1994. The net income in 1995 is primarily attributed to the $844,287 extraordinary gain on extinguishment of debt in the foreclosure of the Forest Ridge Shopping Center. In addition, the decreases for the year ended December 31, 1995, in rental income, operating expenses, property management fees, depreciation, interest expense, property taxes, and tenant reimbursements were primarily a result of the foreclosure of Forest Ridge. Other income increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, as a result of an easement fee paid by Wal-Mart at Gateway Plaza Shopping Center.
The gain on the Forest Ridge foreclosure was partially offset by a related $414,859 write-down to reduce the net book value of the Forest Ridge assets to their estimated market value.

Liquidity and Capital Resources

  At December 31, 1995, the Partnership held unrestricted cash of $699,743 compared to $732,942 at December 31, 1994. Net cash provided by operating activities increased due to a decrease in tax and insurance escrow funding and lower interest payments. Net cash used in financing activities increased due to increased principal payments on the Highpoint and Gateway mortgage notes.

  On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center.
The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under the bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $414,859, to reduce the carrying costs of the Forest Ridge assets to their estimated market value, and an extraordinary gain on the foreclosure of $844,287.

   On December 4, 1995, Aetna Life Insurance Company, the lender, foreclosed on Bay Village Shopping Center, located in Conway, South Carolina. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file bankruptcy. The Partnership recognized a gain on disposal of the property in foreclosure of $16,363.

   The mortgage notes payable for Highpoint ($6,600,000) and Gateway ($5,616,000) matured on March 1, 1995. The Partnership successfully obtained a long-term extension related to the Highpoint and Gateway notes in May of 1995. The Highpoint note matures October 1, 2008, and the Gateway note matures January 1, 2008. Both notes are cross-collateralized and cross-defaulted and have an interest rate of 9.25%. Loan costs of $29,875 were paid in conjunction with the extension of these notes. These loan costs will be amortized over the term of the respective loans.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Due to the successful closing of the long-term financing on Highpoint and Gateway, the level of existing liquid assets is believed to be sufficient to meet any near term needs of the Partnership. No distributions were made in 1994 or 1995 and future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1996.


ITEM 7. FINANCIAL STATEMENTS


BRUNNER COMPANIES INCOME PROPERTIES L.P. III

LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors

   Balance Sheet - December 31, 1995

   Statements of Operations - Years ended December 31, 1995 and 1994

   Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

   Statements of Cash Flows - Years ended December 31, 1995 and 1994

   Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
Brunner Companies Income Properties L.P. III


We have audited the accompanying balance sheet of Brunner Companies Income Properties L.P. III as of December 31, 1995, and the related statements of operations, changes in partners capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties L.P. III as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Greenville, South Carolina
February 19, 1996


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                  BALANCE SHEET

                                December 31, 1995



 Assets
   Cash:
     Unrestricted                                                $   699,743
     Restricted-tenant security deposits                               3,750
   Accounts receivable                                               247,581
   Escrows for taxes and insurance                                    70,177
   Other assets                                                      108,131
   Investment properties (Notes C and J):
     Land                                         $ 1,525,447
     Buildings and related personal property       12,901,052
                                                   14,426,499
     Less accumulated depreciation                 (2,739,865)    11,686,634

                                                                 $12,816,016

 Liabilities and Partners' Capital
 Liabilities
   Accounts payable                                              $    21,275
   Tenant security deposits                                            3,750
   Accrued taxes                                                      57,159
   Other liabilities                                                  17,980
   Mortgage notes payable (Note C)                                12,096,589

 Partners' Capital
   General partner (deficit)                      $   (54,249)
   Class A Limited Partners - 850,900 units           650,513
   Class B Limited Partners - 8,600 units              22,999        619,263

                                                                 $12,816,016

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF OPERATIONS



                                                            Years Ended December 31,
                                                               1995          1994
 Revenues:
    Rental income                                          $ 2,100,199   $ 2,871,489
    Other income                                                47,067        27,678
       Total revenues                                        2,147,266     2,899,167
 Expenses:
    Operating                                                  205,892       321,590
    General and administrative                                 106,309       122,230
    Property management fees                                    68,728        87,196
    Depreciation                                               582,439       808,739
    Amortization of lease commissions                           14,010        15,274
    Interest                                                 1,542,564     2,303,397
    Property taxes                                             154,255       219,079
    Write-down of properties (Note G)                          414,859       696,805
    Gain on disposal of property in foreclosure                (16,363)           --
    Tenant reimbursements (Note D)                            (257,590)     (326,169)
       Total expenses                                        2,815,103     4,248,141

 Net loss before extraordinary item                           (667,837)   (1,348,974)

 Extraordinary gain on extinguishment of debt (Note K)         844,287            --

    Net income (loss)                                      $   176,450   $(1,348,974)

 Net income (loss) allocated to general
    partner (1%)                                           $     1,764   $   (13,490)
 Net income (loss) allocated to Class A
    limited partners (98.01%)                                  172,939    (1,322,129)
 Net income (loss) allocated to Class B
    limited partners (.99%)                                      1,747       (13,355)
                                                           $   176,450   $(1,348,974)
 Net loss before extraordinary item per Class A
    limited partnership unit                               $      (.77)  $     (1.55)
 Extraordinary gain per Class A limited
    partnership unit                                               .97            --
 Net income (loss) per Class A limited
    partnership unit                                       $       .20   $     (1.55)


                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                    General        Limited Partners
                                    Partner      Class A       Class B       Total
 Original capital contributions      1,000    $ 8,420,170    $ 86,000    $ 8,507,170

 Partners' (deficit) capital at
    December 31, 1993             $(42,523)   $ 1,799,703    $ 34,607    $ 1,791,787

 Net loss for the year ended
    December 31, 1994              (13,490)    (1,322,129)    (13,355)    (1,348,974)

 Partners' (deficit) capital at
    December 31, 1994              (56,013)       477,574      21,252        442,813

 Net income for the year ended
    December 31, 1995                1,764        172,939       1,747        176,450

 Partners' (deficit) capital at
    December 31, 1995             $(54,249)   $   650,513   $  22,999    $   619,263

                 See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF CASH FLOWS


                                                           Years Ended December 31,
                                                              1995          1994
 Cash flows from operating activities:
    Net income (loss)                                     $  176,450    $(1,348,974)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation                                          582,439        808,739
       Amortization of loan costs and leasing
        commissions                                           20,786         32,442
       Extraordinary gain on extinguishment of debt         (844,287)            --
       Write-down of properties                              414,859        696,805
       Gain on disposal of property in foreclosure           (16,363)            --
       Change in accounts:
         Restricted cash                                       5,029         (8,779)
         Accounts receivable                                (106,802)        12,663
         Escrows for taxes and insurance                      58,578        (72,777)
         Other assets                                        (18,518)       (86,890)
         Accounts payable                                     (2,933)         5,561
         Tenant security deposit liabilities                  (5,029)         8,779
         Accrued taxes                                       (50,697)        10,669
         Other liabilities                                     8,966          1,905
            Net cash provided by operating activities        222,478         60,143

 Cash flows from investing activities:
    Property improvements and replacements                        --         (1,266)
    Deposits to restricted escrow                           (106,391)            --
    Withdrawals from restricted escrow                       106,391             --
            Net cash used in investing activities                 --         (1,266)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (225,802)            --
    Loan extension costs                                     (29,875)       (22,072)
            Net cash used in financing activities           (255,677)       (22,072)

 Net (decrease) increase in cash                             (33,199)        36,805

 Cash at beginning of year                                   732,942        696,137

 Cash at end of year                                      $  699,743    $   732,942

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $1,634,143    $ 2,286,230

                 See Accompanying Notes to Financial Statements



                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

   During 1995, Forest Ridge Shopping Center and Bay Village Shopping Center were foreclosed upon by the mortgage holders. In connection with these foreclosures, the following balance sheet accounts were adjusted by the non-cash amounts noted below:


                                      Forest Ridge     Bay Village

 Accounts receivable                  $    (25,405)    $   (27,127)
 Other assets                              (31,509)         (3,794)
 Investment properties                  (7,586,627)     (6,239,195)
 Accumulated depreciation                1,163,217       1,096,113
 Accrued taxes                              66,643              --
 Accounts payable                               --          (5,124)
 Other liabilities                          57,968           1,881
 Mortgage notes payable                  7,200,000       5,193,609

 Gain on disposal of properties        $   844,287     $    16,363

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                          Notes to Financial Statements

                                December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: Brunner Companies Income Properties L.P. III (the "Partnership or "Registrant"), a Delaware limited partnership, was formed on March 10, 1989, for the purpose of acquiring and operating the following retail centers: Bay Village, a 133,474 square foot retail center in Conway, South Carolina; Forest Ridge, a 164,672 square foot retail center in Asheville, North Carolina; Gateway Plaza, a 157,141 square foot retail center in Mt. Sterling, Kentucky; and Highpoint Village, a 153,267 square foot retail center in Bellefontaine, Ohio (collectively referred to as the Retail Centers ). The Seller of these Retail Centers was related to the then general partners of the Partnership. On January 5, 1995, and December 4, 1995, the mortgage holders on the Forest Ridge Shopping Center and Bay Village Shopping Center foreclosed on the properties, respectively. Refer to "Note K" of the financial statements for a further discussion of the foreclosure transactions.

The general partner of the Partnership is Brunner Management Limited Partnership ("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner") and whose limited partner is a shareholder of 104 Management, Inc. On March 5, 1993, IBGP, Inc., an affiliate of Insignia Brunner L.P., acquired a majority of the outstanding stock of 104 Management, Inc. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement L.P., an affiliate of Insignia Financial Group, Inc. As a result of this transaction, IBGP, Inc. effectively controls the Managing General Partner of the Partnership.

The Partnership shall continue in existence  until December 31, 2008,  unless it
is  earlier  dissolved  and  terminated  pursuant  to  the  provisions  of   the
partnership agreement.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the lease.

For Federal income tax purposes, the Partnership depreciates a portion (90 percent attributable to non tax-exempt investors) of the property s basis using the straight-line method over thirty-one and one-half years and the balance (10 percent attributable to tax-exempt investors) using the straight-line method over forty years.

Advertising:  The Partnership expenses the costs of advertising as incurred.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $17,604 more in rental income than has been collected in 1995 and prior years. This amount is expected to be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition. For all other leases, minimum rents are recognized over the terms of the leases as received.

Lease Commissions: Lease commissions are capitalized and amortized by the straight-line method over the life of the applicable lease. Lease commissions of $48,648, net of accumulated amortization of $20,157, are included in other assets.

Loan Costs: Loan extension costs of $29,875 were incurred in extending the mortgages on Gateway Plaza and Highpoint Village. These costs are included in other assets and are being amortized on a straight-line basis over the terms of the respective extensions.

Cash:

Unrestricted -  Unrestricted cash includes  cash on hand and in  banks and money
market funds.   At  certain times  the amount  of cash deposited  at a bank  may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair  Value:  In  1995,  the  Partnership  implemented  Statement  of  Financial
Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note C).

Reclassification:  Certain   reclassifications  have  been   made  to  the  1994
information to conform to the 1995 presentation.


Note B - Partnership Allocations, Contributions and Distributions

Distributions of operating cash flow, as defined in the partnership agreement, will be distributed as follows:

        First, to the Class A Limited Partners until they have received a cumulative noncompounded annual cash return of 10% (Class A priority return) of their adjusted capital contributions;

        Second, to the Class B Limited Partners until they have received a cumulative noncompounded annual cash return of 10% (Class B priority return) of their adjusted capital contributions;

        Third, to the General Partner to the extent that taxable income for the fiscal year is allocated to the General Partner; and

        Fourth, to the Class A Limited Partners and to the Class B Limited Partners an amount equal to 99% and 1%, respectively, of the balance, if any, remaining.

Taxable income or loss from operations will be allocated 98.01% to the Class A Limited Partners, .99% to the Class B Limited Partners and 1% to the General Partner.

All excess proceeds from sales and debt refinancings generally will be distributed in the following order:

        First, to the Class A Limited Partners until their adjusted capital contributions are reduced to zero;

        Second, to the Class B Limited Partners until their adjusted capital contributions are reduced to zero;


Note B - Partnership Allocations, Contributions and Distributions (continued)

        Third, to the Class A Limited Partners for any unpaid priority return of cash distributions of operating cash flows;

        Fourth, to the Class B Limited Partners for any unpaid priority return of cash distributions of operating cash flows;

        Fifth, to the General Partner until its original capital contribution is reduced to zero; and

        The balance, if any, 74.25% to the Class A Limited Partners, .75% to the Class B Limited Partners and 25% to the General Partner.


During 1994, the number of Class A limited partnership units decreased by 500 due to Class A limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

As of December 31, 1995, the Partnership had undeclared distributions of $3,751,198 or $4.41 per Class A unit and $53,750 or $6.25 per Class B unit of the cumulative annual 10% cash returns.

Note C - Mortgage Notes Payable


                  Principal        Monthly
                  Balance At      Principal     Stated                   Balance
                 December 31,    and Interest  Interest    Maturity      Due At
 Property            1995          Payment       Rate        Date       Maturity
 Gateway Plaza
  1st mortgage    $ 5,561,960     $ 50,833       9.25%   01/01/08(1)   $3,498,386

 Highpoint
  1st mortgage      6,534,629       60,000       9.25%   10/01/08(1)    3,770,374

        Total     $12,096,589     $110,833

(1) These mortgages matured March 1, 1995, and were not paid resulting in a default until the Partnership successfully obtained a long-term loan extension in May 1995 to the year 2008. Both notes are cross-collateralized and cross-defaulted and have an interest rate of 9.25%.

The estimated fair values of the Partnership's aggregate debt approximates the carrying value.

The mortgage notes payable are secured by the properties and by a pledge of the revenues from the respective properties.


Note C - Mortgage Notes Payable (continued)

Schedule of principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

                            1996                $   218,563
                            1997                    239,660
                            1998                    262,793
                            1999                    288,158
                            2000                    315,973
                            Thereafter           10,771,442

                                                $12,096,589


Note D - Operating Leases

Tenants are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying Statements of Operations as property taxes, insurance, and operating expenses. The portion which is reimbursable from the tenants has been classified as tenant reimbursements in the accompanying Statements of Operations.

Most of the leases also provide for percentage rent of .75% to 5% of sales after
a certain level  of sales are achieved.   Percentage rents were not  material in
1995 and 1994.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

                            1996                $ 1,461,610
                            1997                  1,355,263
                            1998                  1,230,500
                            1999                  1,122,166
                            2000                  1,032,389
                            Thereafter            8,478,351

                                                $14,680,279

One anchor tenant represents $5,624,297 of the above minimum future rentals under leases expiring in 2008.

Note E - Major Tenants

Rent from tenants representing at least 10% of rental income were as follows:

                                    1995                     1994
                               Amount    Percent      Amount       Percent

 Wal-Mart Stores, Inc.       $654,740      31%      $1,013,122       35%
 Kroger                       345,424      16%         345,424       12%


Note F - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Note G - Valuation Adjustments

During the first quarter of 1995, the Forest Ridge Shopping Center was foreclosed on by the mortgage note holder. As part of the foreclosure transaction, the Partnership recorded a valuation write-down of $414,859 to reduce the carrying costs of Forest Ridge to its estimated market value and an extraordinary gain on extinguishment of debt in the foreclosure of this property of $844,287.

The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property in foreclosure of $16,363, the difference between the carrying values of the property and the debt for the mortgage holder, was recorded.

During 1994, all of the properties in the Partnership experienced cash flow difficulties. Accordingly, in the fourth quarter of 1994, the Partnership recorded a valuation write-down to reduce the carrying costs of the assets related to Highpoint, Bay Village and Gateway Plaza based on estimated fair values. Prior to the implementation of FASB No. 121, the write-downs were calculated using the higher of nonrecourse debt, when applicable, or net operating income of the property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. Due to highly competitive conditions in the market place which forced reductions in average rental rates to maintain occupancy levels and the likely move-out of an anchor tenant, the Managing General Partner concluded that a permanent impairment in value had occurred. The write-downs resulted in a charge to operations of $696,805 for the year ended December 31, 1994.

Note H - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable loss result primarily from (1) write-down of property, (2) depreciation over different methods and lives and on differing cost bases of investment properties, and (3) change in rental income received in advance. The following is a reconciliation of reported net income (loss) and Federal taxable loss:

                                                      1995           1994

 Net income (loss) as reported
 Add (deduct):                                    $   176,450    $(1,348,974)
       Depreciation differences                       (47,227)       (55,239)
       Unearned income                                  5,761          6,191
       Miscellaneous                                   (4,462)        (3,220)
       Write-down of properties                            --        696,805
       Loss on foreclosure                         (1,965,272)            --

 Federal taxable loss                             $(1,834,750)   $  (704,437)

 Federal taxable loss per Class A
       limited partnership unit                   $     (2.11)   $      (.81)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


            Net assets as reported              $  619,263
            Land and buildings                   1,871,690
            Accumulated depreciation               (37,017)
            Syndication                            830,579
            Other                                    2,885
            Net assets - Federal tax basis      $3,287,400

Note I - Transactions with Affiliated Parties

The Partnership  has no  employees  and is  dependent  on the  Managing  General
Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of Insignia Financial Group, Inc. in 1995 and 1994:


                                                 1995             1994

 Property management fees                       $68,728         $87,196
 Reimbursement for services of affiliates        29,572          38,712
 Leasing commissions                             26,055          32,821

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note J - Investment Properties and Accumulated Depreciation



                                               Initial Cost
                                               To Partnership
                                                                         Cost
                                                       Buildings     Capitalized
                                                      and Related     (Removed)
                                                        Personal    Subsequent to
 Description              Encumbrances      Land        Property     Acquisition
 Retail Centers
 Gateway Plaza
  Mt.Sterling, Kentucky   $ 5,561,960   $1,021,523    $ 6,590,424    $(1,441,555)

 Highpoint Village                                                        29,000
  Bellefontaine, Ohio       6,534,629      720,676      7,848,598       (342,167)

 Totals                   $12,096,589   $1,742,199    $14,439,022    $(1,754,722)


Note J - Investment Properties and Accumulated Depreciation (continued)

                                           Gross Amount At Which Carried
                                               At December 31, 1995
                                        Buildings
                                       And Related
                                        Personal                       Accumulated       Date      Depreciable
 Description                 Land       Property          Total        Depreciation    Acquired     Life-Years
 Gateway Plaza
  Mt.Sterling,           $  835,082    $  5,335,310     $  6,170,392     $ 1,240,426   09/22/89      28-31.5

 Highpoint Village
  Bellefontaine, Ohio       690,365       7,565,742        8,256,107       1,499,439   09/22/89      5-31.5

       Totals            $1,525,447     $12,901,052      $14,426,499     $ 2,739,865

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                        1995            1994
 Investment Properties

 Balance at beginning of year                        $28,667,180    $29,362,719
     Property improvements                                    --          1,266
     Write-down of properties                           (414,859)      (696,805)
     Foreclosure of Forest Ridge                      (7,586,627)            --
     Foreclosure of Bay Village                       (6,239,195)            --
 Balance at End of Year                              $14,426,499    $28,667,180

 Accumulated Depreciation

 Balance at beginning of year                        $ 4,416,756    $ 3,608,017
     Additions charged to expense                        582,439        808,739
     Foreclosure of Forest Ridge                      (1,163,217)            --
     Foreclosure of Bay Village                       (1,096,113)            --
 Balance at End of Year                              $ 2,739,865    $ 4,416,756

Note J - Investment Properties and Accumulated Depreciation (continued)

The  aggregate cost  of the  real  estate  for Federal  income  tax purposes  at
December  31, 1995  is $16,298,189.   The  accumulated depreciation  balance for
Federal income tax purposes at December 31, 1995 is $2,776,882.

Note K - Foreclosure of Forest Ridge and Bay Village

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interests to contest the foreclosure action or file bankruptcy. On January 5, 1995, the Partnership recorded a valuation write-down of $414,859 to reduce the carrying costs of the Forest Ridge assets to their estimated market value and an extraordinary gain on extinguishment of debt in the foreclosure of $844,287.

On December 4, 1995, Aetna Life Insurance Company, the lender, foreclosed on Bay Village Shopping Center, located in Conway, South Carolina. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file bankruptcy.

The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property in foreclosure of $16,363, the difference between the carrying value of the property and the debt to the mortgage holder, was recorded.

Operating revenues and expenses from Forest Ridge and Bay Village were approximately $588,000 and $620,000, respectively, in 1995 and $1,418,000 and $1,664,000, respectively, in 1994.

Item 8.     Changes in and Disagreements with Accountants on Accounting and

            Financial Disclosure

            None.

                                    PART III


Item 9.     Directors,  Executive  Officers,   Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

    The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

    The name of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, as of December 31, 1995, their age and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller,   Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of the Managing General Partner and Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer of the Managing General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Vice President of the Managing General Partner and MAE subsidiaries and Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of the Managing General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.    Executive Compensation

  None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.


Item 11. Security Ownership of Certain Beneficial Owners and Management

  As of December 31, 1995, there were 850,900 Units and 8,600 units of Subordinated Interest issued and outstanding. The following table sets forth certain information, as of December 31, 1995, (except to the extent otherwise indicated), with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                                       Units of Subordinated
Name and Address                       Units (1)           Interest (1)
   or Group                         Amount   Percent      Amount   Percent

Insignia Brunner L.P.                 --        --         8,600    100%
One Insignia Financial Plaza
Greenville, SC 29602

Alexander Hamilton Life             106,383(2)  12.5%        --       --
Insurance Company
of America
33045 Hamilton Boulevard
Farmington Hills,
Michigan 48018

All directors and officers            --         --          --       --
 of the Managing General
 Partner (5 persons) as a group


(1) The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in "Article 7" of the
      Partnership Agreement. Transfer of Units are subject to certain restrictions set forth in "Article 9" of the Partnership Agreement.

(2) To the best knowledge of the Partnership, these Units are held with sole voting and investment power (see Note (1) above).


Item 12.  Certain Relationships and Related Transactions

   The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 31, 1995 and 1994. For a description of the share of cash distributions from operations, if any, to which the General Partner is entitled, see "Note B" of the financial statements included in "Item 7" of this report.

   The Registrant has a property management agreement with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliate received a property management fee equal to 3% of gross revenues from all tenants. Insignia's affiliate was property manager of Highpoint and Gateway for all of 1995 and 1994 and provided property management services for Bay Village and Forest Ridge from November 1, 1993 until the date of their foreclosure. During the twelve months ended December 31, 1995 and 1994, an affiliate of Insignia received $68,728 and $87,196 in fees for property management, respectively.

   Section 6.4 of the Partnership Agreement provides that the Partnership shall reimburse the General Partner and its affiliates for all out-of-pocket costs and expenses incurred by the General Partner and it affiliates in connection with the operation of the Partnership's business, including, without limitation, legal and accounting fees and the cost of other administrative services performed by them for the benefit of the Partnership; provided that any such reimbursement shall be in an amount equal to the lesser of the General Partner's or affiliates' actual cost with respect thereto or the amount which the Partnership would be required to pay to an independent person for comparable services in the same geographic location; and further provided that no reimbursement is permitted with respect to, among other things, salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling persons of the General Partner or any affiliate.

   If the Partnership requires additional funds, the General Partner or its affiliates may, but are not obligated to, lend funds to the Partnership. Any such loan and any disposition, re-negotiation or other subsequent transaction involving such loan, shall be made only upon receipt from an independent and qualified advisor of an opinion letter to the effect that such proposed loan or disposition, re-negotiation or subsequent transaction is fair and at least as favorable to the Partnership as a loan to an unaffiliated borrower in similar circumstances. The advisor's compensation must be paid by the General Partner and is not reimbursable by the Partnership. No such loan has yet been made by the General Partner.

   A commission of up to 2% of the sale price may be paid to Brunner Management Limited Partnership upon the sale of each of the Retail Centers, if it performs substantial services in connection with the sale. Any such commission paid to the Brunner Management Limited Partnership will be subordinated to the Limited Partners' priority distributions. Total commissions paid will not exceed those reasonable, customary and competitive in light of the size and location of the Retail Center sold.

   See  "Note  I"  of  the  Financial  Statements  for  further  discussion   of
transactions with related parties and certain other parties.


Item 13.   Exhibits and Reports on Form 8-K

           (a) Exhibits:  See Exhibit Index contained herein.

           (b) Reports on Form 8-K: A Form 8-K dated December 4, 1995 was filed reporting the disposition of the Bay Village Shopping Center.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BRUNNER COMPANIES INCOME PROPERTIES L.P. III, A Delaware Limited Partnership

                           By:   Brunner Management Limited
                                 Partnership,   an  Ohio   Limited  Partnership,
                                 its General Partner

                           By: 104 Management, Inc., an Ohio Corporation, its General Partner


                           By:   /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President

                           Date: March 21, 1996


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson                  President         March 21, 1996
Carroll D. Vinson




/s/ Robert D. Long, Jr.                Controller        March 21, 1996
Robert D. Long, Jr.                    and Principal
                                       Accounting Officer




                                INDEX OF EXHIBITS

Exhibit No.

   3.1 Partnership Agreement of Brunner Companies Income Properties L.P. III (the "Partnership"); [included as Exhibit B to the Prospectus of Registrant dated May 12, 1989 contained in Registration Statement No. 33-27407 of Registrant filed May 12, 1989 (the "Prospectus") and incorporated herein by reference.]

   3.2               Certificate  of  Limited  Partnership for  the Partnership;
                     incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-27407 on Form S-11

   4.1               Form  of   Unitholder  Certificate   for  the  Partnership;
                     incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-27407 on Form S-11

   4.2               Form   of  Subordinated   Interest  Certificate   for   the
                     Partnership; incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-27407 on Form S-11

   10.1              Purchase   Agreement  for  Forest  Ridge;  incorporated  by
                     reference to Exhibit 19.1 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.2              Purchase  Agreement   for  Bay   Village;  incorporated  by
                     reference to Exhibit 19.2 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.3 Purchase Agreement for Gateway Plaza; incorporated by reference to Exhibit 19.3 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.4 First Amendment to Real Property Purchase Agreement for Gateway Plaza, dated September 22, 1989 between Tennessee & Associates - IV ("T&A-IV") and the Partnership; incorporated by reference to Exhibit 10.4 to Form 10-K for fiscal year ended December 31, 1989

   10.5 Second Amendment to Real Property Purchase Agreement for Gateway Plaza, dated March 23, 1990, between T&A-IV and the Partnership; incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1989

   10.6 Purchase Agreement for Highpoint Village; incorporated by reference to Exhibit 19.4 to Form 10-Q for the fiscal quarter ended September 30, 1989


Exhibit No.

   10.7 First Amendment to Real Property Purchase Agreement for Highpoint Village, dated September 22, 1989, between Tennessee & Associates-VII ("T&A-VII") and the Partnership; incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1989

   10.8 Second Amendment to Real Property Purchase Agreement for Highpoint Village, dated March 23, 1990 between T&A-VII and the Partnership; incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1989

   10.9 Management Agreement for Forest Ridge; incorporated by reference to Exhibit 10.6 to Registration Statement No. 33-27407 on Form S-11

   10.10             Amendment  to   Management  Agreement  for  Forest   Ridge;
                     incorporated by reference to Exhibit 19.5 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.11 Management Agreement for Bay Village; incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-27407 on Form S-11

   10.12             Amendment   to  Management   Agreement  for   Bay  Village;
                     incorporated by reference to Exhibit 19.6 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.13 Management Agreement for Gateway Plaza; incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-27407 on Form S-11

   10.14 Assignment of Management Agreement to HCI Management for Gateway Plaza; incorporated by reference to Exhibit 19.7 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.15 Amended and restated Management Agreement for Gateway Plaza; incorporated by reference to Exhibit 19.9 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.16             Management   Agreement   for   Gateway  Plaza   with   Lane
                     Consultants, Inc. by reference to Exhibit 10.16 to Form 10-K for fiscal year ended December 31, 1990

   10.17 Management Agreement for Highpoint Village; incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-27407 on Form S-11

   10.18 Assignment of Management Agreement to HCI Management for Highpoint Village; incorporated by reference to Exhibit
                     19.8 to Form 10-Q for the fiscal quarter ended September 30, 1989


Exhibit No.

   10.19 Amended and Restated Management Agreement for Highpoint Village; incorporated by reference to Exhibit 19.10 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.20 Bay Village Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-27407 on Form S-11

   10.21 Bay Village Lease with Consolidated Stores International Corporation d/b/a Odd Lots; incorporated by reference to
                     Exhibit 10.10 to Registration Statement No. 33-27407 on Form S-11

   10.22 Forest Ridge Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-27407 on Form S-11

   10.23             Forest  Ridge Lease  with  Goody's  Family  Clothing  Inc.;
                     incorporate by reference to Exhibit 10.13 to Registration Statement No. 33-27407 on Form S-11

   10.24             Gateway   Plaza   Lease   with   Wal-Mart   Stores,   Inc.;
                     incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-27407 on Form S-11

   10.25             Gateway  Plaza  Lease   with  J.C.  Penney  Company,  Inc.,
                     incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-27407 on Form S-11

   10.26 Gateway Plaza Lease with Food Lion, Inc.; incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-27407 on Form S-11

   10.27             Highpoint  Village   Lease  with   Wal-Mart  Stores,  Inc.;
                     incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-27407 on Form S-11

   10.28 Second Amendment to Highpoint Village Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.27 to Form 10-K for fiscal year ended December 31, 1989

   10.29             Highpoint Village  Lease with James  R. Keen and Alfred  E.
                     Lefeld d/b/a Warehouse Paint Center; incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-27407 on Form S-11

   10.30 Highpoint Village Lease with The Kroger Co.; incorporated by reference to Exhibit 10.20 to Registration Statement No. 33-27407 on Form S-11

   10.31 Bay Village Lease with Dayton & Associates- XIX ("D&A-XIX"); incorporated by reference to Exhibit 19.12 to Form 10-Q for the fiscal quarter ended September 30, 1989


Exhibit No.

   10.32 Forest Ridge Ground Lease with Dayton & Associates-XVIII ("D&A-XVIII"); incorporated by reference to Exhibit 19.11 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.33 Modification and Termination of Ground Lease and Agreement to Acquire Assets for Forest Ridge, dated as of March 1, 1990; incorporated by reference to Exhibit 10.32 to Form 10-K for fiscal year ended December 31, 1989

   10.34 Bill of Sale from D&A-XVIII to the Partnership dated as of March 1, 1990; incorporated by reference to Exhibit 10.33 to Form 10-K for fiscal year ended December 31, 1989

   10.35 Assignment of Leases and Rents from D&A-XVIII to the Partnership, dated as of March 1, 1990; incorporated by reference to Exhibit 10.34 to Form 10-K for fiscal year ended December 31, 1989

   10.36 Assignment of Warranties from D&A-XVIII to the Partnership, dated as of March 1, 1990; incorporated by reference to
                     Exhibit 10.35 to Form 10-K for fiscal year ended December 31, 1989

   10.37 Rent Guarantee and Escrow Agreement, dated as of March 1, 1990, between D&A-XVIII and the Partnership; incorporated by reference to Exhibit 10.36 to Form 10-K for fiscal year ended December 31, 1989

   10.38 Promissory Note in the amount of $170,000.00, dated March 1, 1990, between D&A-XVIII and the Partnership, incorporated by reference to Exhibit 10.37 to Form 10-K for fiscal year ended December 31, 1989

   10.39 Second Priority Assignment of Leases and Rents from the Partnership in favor of D&A-XVIII dated March 1, 1990, securing the Note of even date; incorporated by reference to Exhibit 10.38 to Form 10-K for fiscal year ended December 31, 1989

   10.40 Loan Application with Aetna Casualty and Surety Company ("Aetna"), incorporated by reference to Exhibit 10.21 to Registration Statement No. 33-27407 on Form S-11

   10.41             Supplemental  Letter  of Aetna,  dated September  12, 1988;
                     incorporated by reference to Exhibit 10.22 to Registration Statement No. 33-27407 on Form S-11

   10.42             Supplemental  Letter  of  Aetna,  dated  October 14,  1988;
                     incorporated by reference to Exhibit 10.23 to Registration Statement No. 33-27404 on Form S-11

   10.43             Supplemental Letter  of  Aetna,  dated  October  26,  1988;
                     incorporated by reference to Exhibit 10.24 to Registration Statement No. 33-27404 on Form S-11

Exhibit No.

   10.44 Promissory Note secured by a Mortgage on Bay Village, with Aetna as Payee; incorporated by reference to Exhibit 10.25 to Registration Statement No. 33-27407 on Form S-11

   10.45 Promissory Note secured by a Deed of Trust on Forest Ridge, with Aetna as Payee; incorporated by reference to Exhibit
                     10.26 to Registration Statement No. 33-27407 on Form S-11

   10.46 Mortgage, Assignment of Rents and Security Agreement for Bay Village to Aetna; incorporated by reference to Exhibit
                     10.27 to Registration Statement No. 33-27407 on Form S-11

   10.47 Deed of Trust, Assignment of Rents and Security Agreement for Forest Ridge to a Trustee for the benefit of Aetna; incorporated by reference to Exhibit 10.28 to Registration Statement No. 33-27407 on Form S-11

   10.48             Assignment of  Rents and  Leases for Bay  Village to Aetna;
                     incorporated by reference to Exhibit 10.29 to Registration Statement No. 33-27407 on Form S-11

   10.49             Assignment of Rents and  Leases for Forest Ridge to  Aetna;
                     incorporated by reference to Exhibit 10.30 to Registration Statement No. 33-27407 on Form S-11

   10.50             Supplemental  Letter  of Aetna,  dated  November  30, 1988;
                     incorporated by reference to Exhibit 19.13 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.51 Modification and Assumption Agreement dated September 22, 1989, between Aetna, Seller, and the Partnership concerning D&A-XVIII; incorporated by reference to Exhibit 19.14 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.52 Modification and Assumption Agreement dated September 22, 1989, between Aetna, Seller, and the Partnership concerning D&A-XIX; incorporated by reference to Exhibit 19.15 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.53 Second Modification Agreement dated March 1, 1990, between Aetna, Seller, and the Partnership concerning D&A-XVIII; incorporated by reference to Exhibit 10.52 to Form 10-K for fiscal year ended December 31, 1989

   10.54 Second Modification Agreement dated March 1, 1990, between Aetna, Seller, and the Partnership concerning D&A-XIX; incorporated by reference to Exhibit 10.53 to Form 10-K for fiscal year ended December 31, 1989

   10.55 Commitment from Aetna to Increase Mortgage for Forest Ridge, dated January 31, 1990; incorporated by reference to
                     Exhibit 10.54 to Form 10-K for fiscal year ended December 31, 1989


Exhibit No.

   10.56 Mortgage Loan Application/Commitment with Capital Holding Corporation for Highpoint Village; incorporated by reference to Exhibit 10.33 to Registration Statement No. 33-27407 on Form S-11

   10.57 Mortgage Loan Application/Commitment with Capital Holding Corporation for Gateway Plaza; incorporated by reference to
                     Exhibit 10.34 to Registration Statement No. 33-27407 on Form S-11

   10.58 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated March 6, 1989; incorporated by reference to Exhibit 19.16 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.59 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated March 9, 1989; incorporated by reference to Exhibit 19.17 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.60 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated May 1, 1989; incorporated by reference to Exhibit 19.18 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.61 Amendment to Gateway Plaza Mortgage Loan Application/Commitment, dated May 3, 1989; incorporated by reference to Exhibit 19.19 to Form 10-Q for the fiscal quarter ended September 30,1 989

   10.62 Amendment to Gateway Plaza Mortgage Loan Application/Commitment, dated June 21, 1989; incorporated by reference to Exhibit 19.20 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.63 Amendment to Highpoint Village Mortgage Loan Application/Commitment, dated March 6, 1989; incorporated by reference to Exhibit 19.21 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.64 Amendment to Highpoint Village Mortgage Loan Application/Commitment, dated March 9, 1989; incorporated by reference to Exhibit 19.22 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.65 Amendment to Highpoint Village Mortgage Loan Application/Commitment, dated May 1, 1989; incorporated by reference to Exhibit 19.23 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.66 Amendment to Highpoint Village Mortgage Loan Application/Commitment, dated May 3, 1989; incorporated by reference to exhibit 19.24 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.67 Amendment to Highpoint Village Mortgage Loan Application/Commitment, dated June 21, 1989; incorporated by reference to Exhibit 19.25 to Form 10-A for the fiscal quarter ended September 30, 1989


Exhibit No.

   10.68 Promissory Note for $5,850,000 secured by a Mortgage on Gateway Plaza, with Commonwealth Life Insurance Company as Payee, incorporated by reference to Exhibit 19.26 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.69 Promissory Note for $6,600,000 secured by a Mortgage on Highpoint Village, with Commonwealth Life Insurance Company as Payee; incorporated by reference to Exhibit 19.27 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.70 Mortgage, Assignment of Rents and Security Agreement for Gateway Plaza to Commonwealth Life Insurance Company; incorporated by reference to Exhibit 19.28 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.71 Mortgage, Assignment of Rents and Security Agreement for Highpoint Village to Commonwealth Insurance Company; incorporated by reference to Exhibit 19.29 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.72 Assignment of Rents and Leases for Gateway Plaza to Commonwealth Insurance Company; incorporated by reference
                     Exhibit 19.30 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.73 Assignment of Rents and Leases for Highpoint Village to Commonwealth Insurance Company; incorporated by reference to Exhibit 19.31 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.74 Application and Agreement for Irrevocable Letter of Credit from Fleet National Bank dated May 8, 1989; incorporated by reference to Exhibit 19.32 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.75 Letter of Credit, issued May 11, 1989, from Fleet National Bank in the amount of $5,850,000; incorporated by reference to Exhibit 19.33 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.76 First Amendment to $5,850,000 Letter of Credit, dated July 21, 1989, extending the expiration date of the Letter of Credit; incorporated by reference to Exhibit 19.34 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.77 Second Amendment to $5,850,000 Letter of Credit, dated September 25, 1989, reducing the amount of the letter of credit to $2,050,000; incorporated by reference to Exhibit
                     19.35 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.78 Modification of Promissory Note, Mortgage and Security Agreement and Security Documents for Gateway Plaza between T&A-IV and Fleet National Bank, dated May 12, 1989; incorporated by reference to Exhibit 19.36 to Form 10-Q for the fiscal quarter ended September 30, 1989



Exhibit No.

   10.79 Intercreditor Agreement dated May 12, 1989, among Commonwealth Life Insurance Company, Fleet National Bank, Capital Holding Corporation, Fidelity Land Title Agency and T&A-IV; incorporated by reference to Exhibit 19.37 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.80 Loan Agreement, dated May 12, 1989, between Fleet National Bank and T&A-IV; incorporated by reference to exhibit 19.38 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.81 Third Amendment to $2,050,000.00 Letter of Credit, dated November 14,1989, extending the expiration date of the Letter of Credit; incorporated by reference to Exhibit
                     10.80 to Form 10-K for fiscal year ended December 31, 1989

   10.82 Intercreditor Agreement dated May 12, 1989, between Commonwealth Life Insurance Company and BancOhio National Bank regarding T&A-VII; incorporated by reference to
                     Exhibit 19.39 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.83 Amendment to Intercreditor Agreement of May 12, 1989, dated September 22, 1989; incorporated by reference to Exhibit
                     19.40 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.84 Mortgage Note made by T&A-VII with BancOhio as Payee, in the amount of $3,400,000; incorporated by reference to
                     Exhibit 19.41 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.85 Open-end Mortgage, Assignment of Rents and Security Agreement between T&A-VII, Mortgagor and BancOhio National Bank, Mortgagee, dated September 22, 1989; incorporated by reference to Exhibit 19.42 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.86 Application for Letter of Credit from BancOhio in the amount of $3,400,000, dated September 22, 1989; incorporated by reference to Exhibit 19.43 to Form 10-Q for the fiscal quarter ended September, 1989

   10.87 Letter of Credit from BancOhio in the amount of $3,400,000, dated September 22, 1989; incorporated by reference to
                     Exhibit 19.44 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.88 Letter of Credit Loan Agreement for the $3,400,000 Letter of Credit, dated September 22, 1989; incorporated by reference to Exhibit 19.45 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.89 Construction Escrow Agreement, dated September 22, 1989, between BancOhio National Bank and T&A-VII; incorporated by reference to Exhibit 19.46 to Form 10-Q for the fiscal quarter ended September 30, 1989

Exhibit No.

   10.90 Letter amending Letter of Credit Loan Agreement and Construction Escrow Agreement, dated September 22, 1989; incorporated by reference to Exhibit 19.47 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.91 Partial Release of Mortgage and Security Instrument, dated October 10, 1989, by BancOhio National Bank, regarding T&A-VII; incorporated by reference to Exhibit 19.48 to Form 10-Q for the fiscal quarter ended September 30, 1989

   10.92 Consent to Reduction of Fleet Letter of Credit dated March 21, 1990, from Commonwealth Life Insurance Company to Fleet; incorporated by reference to Exhibit 10.91 to Form 10-K for fiscal year ended December 31, 1989

   10.93 Fourth Amendment to $2,050,000.00 Letter of Credit, dated March 23, 1990, reducing the amount of the Letter of Credit to $800,000; incorporated by reference to Exhibit 10.92 to Form 10-K for fiscal year ended December 31, 1989

   10.94 Release of Mortgage, dated March 30, 1990, releasing the Mortgage held by Fleet National Bank on the Food Lion parcel; incorporated by reference to Exhibit 10.93 to Form 10-K for fiscal year ended December 31, 1989

   10.95 Amendment to Highpoint Village Mortgage Loan Application/Commitment, dated March 14, 1990, incorporated by reference to Exhibit 10.94 to Form 10-K for fiscal year ended December 31, 1989

   10.96 Amendment to Gateway Plaza Mortgage Loan Application/Commitment, dated March 14, 1990; incorporated by reference to Exhibit 10.95 to From 10-K for fiscal year ended December 31, 1989

   10.97 First Amendment to Intercreditor Agreement, dated March 30, 1990, among Commonwealth Life Insurance Company, Fleet National Bank, T&A-IV, Capital Holding Corporation, and Fidelity Land Title Agency, Inc.; incorporated by reference to Exhibit 10.96 to Form 10-K for fiscal year ended December 31, 1989

   10.98 Amendment to BancOhio Letter of Credit, dated March 28, 1990, extending the expiration date to September 30, 1990; incorporated by reference to Exhibit 10.97 to Form 10-K for fiscal year ended December 31, 1989

   10.99 Modification of Note, Mortgage, Construction Escrow Agreement, Pledge Agreement and Guaranty, dated March 29, 1990, among BancOhio, T&A-VII, and Guarantors; incorporated by reference to Exhibit 10.98 to Form 10-K for fiscal year ended December 31, 1989

   10.100 Promissory Note dated March 26, 1991 in the principal amount of $234,000 from Tennessee & Associates - IV relating to Gateway Plaza by reference to Exhibit 10.100 to Form 10-K for fiscal year ended December 31, 1990

Exhibit No.

   10.101 Promissory Note dated March 1, 1990 in the principal amount of $170,000 from Dayton & Associated - XVIII relating to Forest Ridge by reference to Exhibit 10.101 to Form 10-K for fiscal year ended December 31, 1990

   10.102 Memorandum of Deal Terms For Restructure of Rent Guaranty and Related Obligations dated March 1, 1991, among Tennessee & Associates - IV, Tennessee & Associates - VII, Dayton & Associates - XVIII, Dayton & Associates - XIX, Dayton Partners Limited Partnership, Dayton Partners, J. Brett Hutchens, and the Partnership by reference to Exhibit
                     10.102 to Form 10-K for fiscal year ended December 31, 1990

   10.103 Advisory Agreement made as of September 1, 1991 between Brunner Companies Income Properties L.P. III and Insignia GP Corporation and Insignia Financial Group, Inc. by reference to Form 10-Q for fiscal quarter ended September 30, 1991

   10.104 First Amendment to Advisory Agreement changing effective date from September 1, 1991 to October 1, 1991 by reference to Form 10-Q for the fiscal quarter ended September 30, 1991

   10.105 Transfer Agent Agreement between Brunner Companies Income Properties L.P. III and Insignia GP Corporation incorporated by reference to exhibit 10.105 to Form 10-K for fiscal year ended December 31, 1991

   10.106            Property  Management   Agreement  for   Highpoint   Village
                     incorporated by reference to exhibit 10.106 to Form 10-K for fiscal year ended December 31, 1991

   10.107            Property   Management   Agreement    for   Gateway    Plaza
                     incorporated by reference to exhibit 10.107 to Form 10-K for fiscal year ended December 31, 1991

   10.108 Lease Termination Agreement between Brunner Companies Income Properties LP III and Warehouse Paint at Highpoint Village dated March 19, 1992 incorporated by reference to exhibit 10.108 to Form 10-K for fiscal year ended December 31, 1991

   10.109 Restructure of Rent Guarantee and Related Obligations Agreement among Tennessee & Associates - IV, Tennessee & Associates - VII, Dayton & Associates - XVIII, Dayton & Associates - XIX, Dayton Partners Limited Partnership, Dayton Partners, J. Brett Hutchens, and the Partnership incorporated by reference to exhibit 10.109 to Form 10-K for fiscal year ended December 31, 1991

   10.110 Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to exhibit 2 to Form 8-K dated March 5, 1993

   16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated January 12, 1993

Exhibit No.

   27                Financial Data Schedule

   99.1 Foreclosure Master's Deed and Satisfaction of Mortgage made as of the 4th day of December, 1995 by and between Aetna Life Insurance Company and Brunner Companies Income Properties L.P. III, a Delaware Limited Partnership