Form 10KSB/A
period 1994-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1996-03-27
CIK 847319

FORM 10-KSB/A--Annual or Transitional Report
                 (Added by 34-30968, eff. 8/13/92, as amended.)


[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1994
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $2,883,926

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1994. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 12, 1989 (included in Registration Statement, No.33-27407, of Registrant) are incorporated by reference into Parts I and III.

                                     PART II


Item 5.     Market for Partnership Equity and Related Partner Matters

      As of December 31, 1994, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 661 and one, respectively. Neither the Units nor the Subordinated Interest are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. During 1994, the number of Class A Limited Partnership Units decreased by 500 Units due to Class A Limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      No cash distributions were paid during 1994 or 1993. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1995.


Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

      The Partnership's net loss as shown in the financial statements for the year ended December 31, 1994 was $1,348,974 versus $1,148,275 for the year ended December 31, 1993. The net losses of the Partnership included a loss from property operations of $545,180 versus $455,102 in 1993. The increase in net loss was primarily due to greater write-downs of commercial properties in 1994 and increased operating and insurance expenses. In 1994, the Partnership recorded a write-down of $696,805 compared to $596,951 in 1993. (See Note H of the financial statements for a further discussion). Also contributing to the increase in net loss was an increase in operating expenses due to an increase of approximately $37,000 for snow removal, parking lot repairs and maintenance expenses at Highpoint in 1994. Insurance expense increased approximately $20,000 primarily as a result of an increase in coverage on Forest Ridge and Bay Village in 1994 totalling approximately $16,000. Tenant reimbursements decreased as a result of a refund of property tax billings collected in 1993. General and administrative expenses increased primarily due to an increase in professional fees paid for services relating to marketing the Partnership's properties for sale. Rental income decreased due to a slight decrease in rental rates at three properties and a slight decrease in occupancy at two properties. Partially offsetting these increases in net loss was a decrease in the depreciation expense for Forest Ridge. Depreciation expense was reduced in 1994 due to the write- down of Forest Ridge at the end of 1993.

Liquidity and Capital Resources

      At December 31, 1994, the Partnership had unrestricted cash of $732,942 versus $696,137 at December 31, 1993. Net cash provided by operating activities decreased primarily as a result of decreases in rental income and the increase in expenses from operations as discussed above and an increase in leasing commissions and escrow payments made in 1994. Net cash used in financing activities increased due to loan extension costs paid to extend the maturity date on the Highpoint and Gateway mortgage notes payable to March 1, 1995.

      As of March 1, 1995, all of the mortgage notes payable of the Partnership are in default. The Managing General Partner believes it has successfully negotiated a long-term extension on the mortgage notes for Highpoint and Gateway to the year 2008. Although the loans have not yet been refinanced, the Partnership has signed a commitment with the lender and the loans are expected to close on or before April 28, 1995. The mortgages encumbering Forest Ridge and Bay Village matured on January 1, 1994 with forebearances being granted to June 30, 1994, while discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the properties and the Partnership did not contest the lender's foreclosure action on Forest Ridge on January 5, 1995. Operating revenues and expense from Forest Ridge were approximately $785,000 and $933,000, respectively, in 1994 and $744,000 and $896,000, respectively, in 1993. As a result of the foreclosure of Forest Ridge, the Partnership anticipates improved financial performance since the Partnership's operations will not bear the approximate $150,000 of annual operating losses generated by this property in the last two years in future years of operation. Negotiations are still underway in regards to the Bay Village note. It is expected that Bay Village will either be sold by the Partnership or foreclosed on by the lender in 1995.

      Due to the uncertainty of the mortgage financing for the Partnership, the Managing General Partner is attempting to maximize cash reserves. No distributions were made in 1994 or 1993 and no distributions are anticipated in 1995. If the Partnership is able to close the long-term financing on Highpoint and Gateway, the level of existing liquid assets would be sufficient to meet any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

ITEM 7. FINANCIAL STATEMENTS


BRUNNER COMPANIES INCOME PROPERTIES L.P. III

LIST OF FINANCIAL STATEMENTS



   Report of Independent Auditors

   Balance Sheet - December 31, 1994

   Statements of Operations - Years ended December 31, 1994 and 1993

   Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1994 and 1993

   Statements of Cash Flows - Years ended December 31, 1994 and 1993

   Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors


The Partners
Brunner Companies Income Properties L.P. III

We have audited the accompanying balance sheet of Brunner Companies Income Properties L.P. III as of December 31, 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties L.P. III as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note A, the Partnership's Forest Ridge property was foreclosed on January 5, 1995 and the Partnership expects that its Bay Village property will either be sold or foreclosed in 1995. In addition, the long-term debt relating to the remaining properties totaling $12,216,000 matured on March 1, 1995 and is in default. The Partnership presently does not have the funds to repay the debt. Although the Partnership is attempting to refinance the debt, there is no assurance that the Partnership's negotiations will be successful. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the possible inability of Brunner Companies Income Properties L.P. III to continue as a going concern.


                                           ERNST & YOUNG LLP

Greenville, South Carolina
February 20, 1995, except for Notes A and D, as to which the date is March 2, 1995


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III







                                  BALANCE SHEET

                                December 31, 1994


Assets
   Cash:
      Unrestricted                                              $   732,942
      Restricted--tenant security deposits                            8,779
                                                                    741,721

   Accounts receivable                                              193,311
   Escrows for taxes and insurance                                  128,755
   Other assets                                                     115,827
   Investment properties (Notes B,D,H and K):
      Land                                      $ 4,287,643
      Buildings and related personal property    24,379,537
                                                 28,667,180
      Less accumulated depreciation              (4,416,756)     24,250,424
                                                                $25,430,038

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                             $    19,084
   Tenant security deposits                                           8,779
   Accrued taxes                                                    174,499
   Other liabilities                                                 68,863
   Mortgage notes payable, in default (Note D)                   24,716,000

Partners' Capital (Note C)
   General partner (deficit)                    $   (56,013)
   Class A Limited partners - 850,900 units         477,574
   Class B Limited partners - 8,600 units            21,252         442,813
                                                                $25,430,038



                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                             STATEMENTS OF OPERATIONS


                                                 Years Ended December 31,
                                                  1994            1993

Revenues:
   Rental income                              $ 2,871,489     $ 2,911,151
   Other income                                    27,678          25,166
    Total revenues                              2,899,167       2,936,317
Expenses:
   Operating                                      244,281         204,132
   General and administrative expenses            122,230         107,688
   Administrative                                  17,487          29,922
   Property management fees                        87,196          97,596
   Depreciation                                   808,739         853,369
   Amortization                                    15,274          10,143
   Interest                                     2,303,397       2,286,230
   Property taxes                                 219,079         222,493
   Insurance                                       59,822          40,076
   Write-down of properties (Note H)              696,805         596,951
   Tenant reimbursements (Note E)                (326,169)       (364,008)
    Total expenses                              4,248,141       4,084,592

    Net loss (Note I)                         $(1,348,974)    $(1,148,275)

Net loss allocated to general
    partner (1%)                              $   (13,490)    $   (11,483)
Net loss allocated to Class A limited
    partners (98.01%)                          (1,322,129)     (1,125,424)
Net loss allocated to Class B limited
    partners (.99%)                               (13,355)        (11,368)

                                              $(1,348,974)    $(1,148,275)

Net loss per Class A limited partnership
   unit:  (based on 850,900 and 851,400
   limited partnership units outstanding
   during the periods, respectively)          $     (1.55)    $     (1.32)

                 See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                 General        Limited Partners
                                 Partner        Class A    Class B     Total

Original capital contributions   $  1,000    $ 8,420,170  $ 86,000  $ 8,507,170

Partners' (deficit) capital at
   December 31, 1992             $(31,040)   $ 2,925,127  $ 45,975  $ 2,940,062

Net loss for the year
   ended December 31, 1993        (11,483)    (1,125,424)  (11,368)  (1,148,275)

Partners' (deficit) capital at
   December 31, 1993              (42,523)     1,799,703    34,607    1,791,787

Net loss for the year
   ended December 31, 1994        (13,490)    (1,322,129)  (13,355)  (1,348,974)

Partners' (deficit) capital at
   December 31, 1994             $(56,013)   $   477,574  $ 21,252  $   442,813


                    See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                             STATEMENTS OF CASH FLOWS


                                                      Years Ended December 31,
                                                        1994            1993
Cash flows from operating activities:
   Net loss                                        $(1,348,974)     $(1,148,275)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation                                     808,739          853,369
      Amortization of organizational costs,
       loan costs and leasing commissions               32,442           10,143
      Write-down of properties                         696,805          596,951
      Write-off of income guarantees                      --             21,963
      Change in accounts:
       Restricted cash                                  (8,779)            --
       Accounts receivable                              12,663           (6,214)
       Escrows for taxes and insurance                 (72,777)          52,019
       Other assets                                    (86,890)          44,237
       Accounts payable                                  5,561           (1,225)
       Tenant security deposit liabilities               8,779           (1,375)
       Accrued taxes                                    10,669           64,536
       Other liabilities                                 1,905         (112,822)

       Net cash provided by
        operating activities                            60,143          373,307

Cash flows from investing activities:
   Property improvements and replacements               (1,266)           --
   Capitalized income guarantee collections               --              2,448

       Net cash (used in) provided by
        investing activities                            (1,266)           2,448

Cash flows from financing activities:
   Loan extension costs                                (22,072)            --

       Net cash used in financing
        activities                                     (22,072)             --

Net increase in cash                                    36,805          375,755

Cash at beginning of year                              696,137          320,382

Cash at end of year                                $   732,942      $   696,137

Supplemental disclosure of cash flow
   information:
   Cash paid for interest                          $ 2,286,230      $ 2,286,230

                 See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                          Notes to Financial Statements

                                December 31, 1994


Note A - Going Concern

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As shown in the financial statements, the Partnership had cash flows provided by operating activities of $60,143 and $373,307 in 1994 and 1993, respectively, and, at December 31, 1994 has unrestricted cash of $732,942. As discussed in Note D, mortgage notes payable of $12,500,000 that matured January 1, 1994 are in default and mortgage notes payable of $12,216,000 that matured March 1, 1995 were not paid. The Partnership's operating cash flows during 1995 will be inadequate to enable the Partnership to make these payments on its long-term debt.

Throughout 1994 management sought and is presently seeking refinancing for the Partnership's debt. The Partnership has been unsuccessful in refinancing the debt on Bay Village and Forest Ridge which matured January 1, 1994. Accordingly, Forest Ridge was foreclosed on January 5, 1995 (see Note L) and it is expected that Bay Village will either be sold or foreclosed by the lender in 1995. A long-term extension related to Highpoint and Gateway Plaza has been proposed by the lender (see Note D) and the Partnership has signed a loan commitment. However, there can be no assurance that the refinancing will be successful and that the Partnership will have sufficient funds to finance its operations through the year ending December 31, 1995. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnership be unable to continue as a going concern.


Note B - Organization and Significant Accounting Policies

Organization: Brunner Companies Income Properties L.P. III (the "Partnership or "Registrant"), a Delaware limited partnership, was formed on March 10, 1989 for the purpose of acquiring and operating the following retail centers: Bay Village, a 133,474 square foot retail center in Conway, South Carolina; Forest Ridge, a 164,672 square foot retail center in Asheville, North Carolina; Gateway Plaza, a 157,141 square foot retail center in Mt. Sterling, Kentucky; and Highpoint Village, a 153,267 square foot retail center in Bellefontaine, Ohio (collectively referred to as the Retail Centers ). The Seller of these Retail Centers was related to the then general partners of the Partnership. On January 5, 1995, the mortgage holder on the Forest Ridge Shopping Center foreclosed on the property. Refer to Note L of the financial statements for a further discussion of the foreclosure transaction.

Note B - Organization and Significant Accounting Policies (continued)

The general partner of the Partnership is Brunner Management Limited Partnership ( General Partner ). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ( Managing General Partner ) and whose limited partner is a shareholder of 104 Management, Inc. On March 5, 1993, IBGP, Inc., an affiliate of Insignia Brunner L.P., acquired a majority of the outstanding stock of 104 Management, Inc. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement L.P., an affiliate of Insignia Financial Group, Inc. As a result of this transaction, IBGP, Inc. effectively controls the Managing General Partner of the Partnership.

The Partnership shall continue in existence until December 31, 2008, unless it is earlier dissolved and terminated pursuant to the provisions of the partnership agreement.

Investment Properties: Investment properties are stated at the lower of cost or estimated fair value. The Partnership performs a valuation analysis of its property periodically to determine the estimated fair value of the property. Estimated fair value is determined using the higher of nonrecourse debt, when applicable, or net operating income of the property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred.

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

Leases: The Partnership leases certain commercial space to tenants under various lease terms. Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $47,056 more in rental income than has been collected in 1994 and prior years. This amount is expected to be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition. For all other leases, minimum rents are recognized over the terms of the leases.

Lease Commissions: Lease commissions are capitalized and amortized by the straight-line method over the life of the applicable lease. Lease commissions of $51,402, net of accumulated amortization of $14,967, are included in other assets.

Note B - Organization and Significant Accounting Policies (continued)

Loan Costs: Loan extension costs of $22,072 were incurred in extending the mortgages on Gateway Plaza and Highpoint Village from June 1, 1994 to March 1, 1995. These costs are included in other assets and are being amortized on a straight-line basis over the term of the extension.

Cash:

     Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

     Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Reclassification: Certain reclassifications have been made to the 1993 information to conform to the 1994 presentation.


Note C - Partnership Allocations, Contributions and Distributions

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

Note C - Partnership Allocations, Contributions and Distributions (Continued)

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

As of December 31, 1994, the Partnership had undeclared amounts of $2,909,181 or $3.42 per Class A unit and $45,150 or $5.25 per Class B unit of the cumulative annual 10% cash returns.

Note D - Mortgage Notes Payable - in default

                 Balance At    Monthly       Stated                   Balance
                December 31,   Interest     Interest   Maturity       Due At
 Property           1994      Payment(1)      Rate       Date       Maturity(1)

 Bay Village
  1st mortgage
  in default    $ 5,300,000   $ 40,854       9.25%    01/01/94(2)  $ 5,300,000

 Forest Ridge
  1st mortgage
  in default      7,200,000     55,500       9.25%    01/01/94(2)    7,200,000

 Gateway Plaza
  1st mortgage
  in default      5,616,000     43,290       9.25%    03/01/95(3)    5,616,000

 Highpoint
  1st mortgage
  in default      6,600,000     50,875       9.25%    03/01/95(3)    6,600,000

 Total          $24,716,000   $190,519                             $24,716,000


  (1) Mortgages require a balloon payment at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made.

  (2) These mortgages originally matured on January 1, 1994, however, the lender granted forebearances through June 30, 1994 while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the properties and the Partnership did not contest the lender's foreclosure of Forest Ridge on January 5, 1995. Negotiations are still underway in regards to the Bay Village note. It is expected that Bay Village will either be sold by the Partnership or foreclosed on by the lender in 1995.

  (3) These mortgages matured March 1, 1995 and were not paid, therefore they are in default. However, the Partnership has signed a commitment with the lender for a long-term loan extension to the year 2008, and the loans are expected to close on or before April 28, 1995.

The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of the revenues from the respective properties.

Note E - Operating Leases

Tenants are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.
The expenses paid by the Partnership are included on the Statements of Operations as property taxes, insurance, and operating expenses. The portion which is reimbursable from the tenants has been listed as a separate item on the Statements of Operations.

Bad debt expense has been within the Managing General Partner's expectation. Most of the leases also provide for percentage rent of .75% to 5% of sales after a certain level of sales are achieved. Percentage rents were not material in 1994 and 1993.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994 are as follows:

               1995            $ 1,965,734
               1996              1,952,712
               1997              1,809,126
               1998              1,640,982
               1999              1,381,451
               Thereafter       11,383,837

                               $20,133,842

The future minimum rental payments which relate to Bay Village are $546,068; $543,256; $477,968; $422,934; $246,960; and $1,875,826 for 1995, 1996, 1997,
1998, 1999 and thereafter, respectively. As discussed in Note D, Bay Village is expected to be either sold or foreclosed in 1995. Future minimum rental payments related to Forest Ridge are not included since the property was foreclosed upon in 1995.

One anchor tenant represents $9,039,856 of the above minimum future rentals under leases expiring in 2008.

Note F - Major Tenants

Rent from tenants representing at least 10% of rental income were as follows:

                                          1994                   1993
                                     Amount   Percent      Amount    Percent
           Wal-Mart Stores, Inc.  $1,013,122       35%  $1,013,122        35%
           Kroger                    345,424       12%     345,424        12%
           Goody's Family Clothing   300,915       10%     300,915        10%

 Note G - Contingencies

 The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


 Note H - Write-Down of Investment Properties

 During 1994, all of the properties in the Partnership experienced cash flow difficulties. Accordingly, in the fourth quarter of 1994, the Partnership recorded a valuation write-down to reduce the carrying costs of the assets related to Highpoint, Bay Village and Gateway Plaza based on estimated fair values. The write-downs were calculated using the higher of nonrecourse debt, when applicable, or net operating income of the property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. Due to highly competitive conditions in the market place which have forced reductions in average rental rates to maintain occupancy levels and the likely move-out of an anchor tenant, the Managing General Partner has concluded that a permanent impairment in value has occurred. The write-downs resulted in a charge to operations of $696,805 for the year ended December 31, 1994.

 Subsequent to December 31, 1994, the Forest Ridge Shopping Center was foreclosed on by the mortgage note holder. As part of the foreclosure transaction, the Partnership recorded a valuation write-down of $414,859 to reduce the carrying costs of the Forest Ridge Assets to their estimated market value and a gain on the foreclosure of approximately $844,000. For a further discussion of the foreclosure transaction, refer to Note L of the financial statements.

 During 1993, Forest Ridge also experienced cash flow difficulties and recorded a valuation write-down to reduce the carrying value of the assets. The write-down resulted in a charge to operations of $596,951 for the year ended December 31, 1993.

 Note I - Income Taxes

 The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

 Differences between the net loss as reported and Federal taxable loss result primarily from (1) write-down of property, (2) depreciation over different methods and lives and on differing cost bases of investment properties, and
 (3) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss:

                                                 1994          1993
 Net loss as reported                        $(1,348,974) $(1,148,275)
 Add (deduct):
      Depreciation differences                   (55,239)      (9,702)
      Unearned income                              6,191        3,542
      Miscellaneous                               (3,220)     (48,654)
      Write-down of properties                   696,805      596,951
 Federal taxable loss                        $  (704,437) $  (606,138)
 Federal taxable loss per Class A
      limited partnership unit               $      (.81) $      (.70)

 The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

        Net assets as reported                $  442,813
        Land and buildings                     3,893,898
        Accumulated depreciation                 (46,726)
        Syndication                              830,579
        Other                                      1,586

        Net assets - Federal tax basis        $5,122,150


 Note J - Transactions with Affiliated Parties

 The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of Insignia Financial Group, Inc. in 1994 and 1993:

                                                   1994         1993
      Property management fees                    $87,196      $73,145
      Reimbursement for services of affiliates     38,712       40,980

 Note J - Transactions with Affiliated Parties (continued)

 The Partnership insures Highpoint Village and Forest Ridge under a master policy through an agency and insurer unaffiliated with the General Partner.
 An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


 Note K - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                                          Cost
                                                          Buildings    Capitalized
                                                         and Related    (Removed)
                                                           Personal   Subsequent to
  Description                 Encumbrances      Land       Property    Acquisition
  Retail Centers

  Bay Village
   Conway, South Carolina     $ 5,300,000   $  836,387   $ 5,553,126  $    44,817
                                                                         (195,135)
  Forest Ridge
   Asheville, North Carolina    7,200,000    2,280,008     6,643,703      680,281
                                                                       (1,602,508)
  Gateway Plaza
   Mt.Sterling, Kentucky        5,616,000    1,021,523     6,590,424   (1,441,554)

  Highpoint Village                                                        29,000
   Bellefontaine, Ohio          6,600,000      720,676     7,848,598     (342,166)

     Totals                   $24,716,000   $4,858,594   $26,635,851  $(2,827,265)



 Note K - Investment Properties and Accumulated Depreciation (continued)


                                  Gross Amount at Which Carried
                                       At December 31, 1994

                                                Buildings
                                               And Related
                                                 Personal                     Accumulated      Date      Depreciable
       Description                  Land         Property         Total       Depreciation   Acquired     Life-Years
  Bay Village
  Conway, SouthCarolina         $  811,022    $ 5,428,173     $ 6,239,195    $  939,195      09/22/89         31.5

  Forest Ridge
   Asheville, North Carolina     1,951,172       6,050,312       8,001,484     1,163,217     09/22/89        5-31.5

  Gateway Plaza
   Mt.Sterling, Kentucky           835,083       5,335,310       6,170,393     1,058,237     09/22/89           28-31.5

  Highpoint Village
   Bellefontaine, Ohio             690,366       7,565,742       8,256,108     1,256,107     09/22/89           5- 31.5

  Totals                        $4,287,643    $24,379,537     $28,667,180    $ 4,416,756



 Reconciliation of  Investment Properties and Accumulated Depreciation :


                                           Years Ended December 31,
                                              1994            1993
 Investment Properties
 Balance at beginning of year             $29,362,719     $29,959,670
    Forest Ridge property improvements          1,266           --
    Write-down of properties                 (696,805)       (596,951)

 Balance at End of Year                   $28,667,180     $29,362,719

 Accumulated Depreciation
 Balance at beginning of year             $ 3,608,017     $ 2,754,648
    Additions charged to expense              808,739         853,369

 Balance at End of Year                   $ 4,416,756     $ 3,608,017

 Note K - Investment Properties and Accumulated Depreciation (continued)

 The aggregate cost of the real estate for Federal income tax purposes at December 31, 1994 is $32,561,078. The accumulated depreciation taken for Federal income tax purposes at December 31, 1994 is $4,463,482.


 Note L - Foreclosure of Forest Ridge

 On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center.
 The $7,200,000 mortgage matured January 1, 1994 and was in default. The lender granted forebearances through June 30, 1994 while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interests to contest the foreclosure action or file bankruptcy. On January 5, 1995, the Partnership recorded a valuation write-down of $414,859 to reduce the carrying costs of the Forest Ridge assets to their estimated market value and a gain on the foreclosure of approximately $844,000.

 Operating revenues and expenses from Forest Ridge were approximately $785,000 and $933,000, respectively, in 1994 and $744,000 and $896,000, respectively, in 1993.

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

                              Date: March 27, 1996


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



 /s/ Carroll D. Vinson              President                March 27, 1996
 Carroll D. Vinson




 /s/ Robert D. Long, Jr.            Controller and           March 27, 1996
 Robert D. Long, Jr.                Principal Accounting
                                    Officer