Form 10QSB
period 1996-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1996-05-14
CIK 847319

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


                  For the quarterly period ended March 31, 1996


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
   Cash:
     Unrestricted                                                    $   791
     Restricted-tenant security deposits                                   4
   Accounts receivable                                                   141
   Escrows for taxes and insurance                                        68
   Other assets                                                          102
   Investment properties:
     Land                                             $ 1,525
     Buildings and related personal property           12,901
                                                       14,426
     Less accumulated depreciation                     (2,846)        11,580
                                                                     $12,686


 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                  $    19
   Tenant security deposits                                                6
   Accrued taxes                                                          53
   Other liabilities                                                      22
   Mortgage notes payable                                             12,043

 Partners' Capital (Deficit)
   General partner                                   $    (55)
   Class A Limited Partners - (850,900 units)             576
   Class B Limited Partners - (8,600 units)                22            543
                                                                     $12,686

                 See Accompanying Notes to Financial Statements

b)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                           March 31,
                                                        1996         1995
 Revenues:
    Rental income                                     $  429         $  606
    Other income                                           9             10
          Total revenues                                 438            616

 Expenses:
    Operating                                             80             86
    General and administrative                            26             24
    Depreciation                                         106            149
    Interest                                             280            410
    Property taxes                                        22             41
    Write-down of property (Note C)                       --            415
          Total expenses                                 514          1,125

 Gain on foreclosure (Note C)                             --            844

    Net income (loss)                                 $  (76)        $  335

 Net income (loss) allocated to general
    partner (1%)                                      $   (1)        $    3
 Net income (loss) allocated to Class A
    limited partners (98.01%)                            (74)           329
 Net income (loss) allocated to Class B
    limited partners (.99%)                               (1)             3

                                                      $  (76)        $  335

 Net income (loss) per Class A limited
    partnership unit                                  $ (.09)        $  .39


                 See Accompanying Notes to Financial Statements

c)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                      General       Limited Partners
                                      Partner     Class A      Class B       Total
 Original capital contributions            1     $    8,420    $    86     $   8,507

 Partner's capital (deficit) at
    December 31, 1995               $    (54)    $      650    $    23     $     619

 Net income for the three
    months ended March 31, 1996           (1)           (74)        (1)          (76)

 Partners' capital (deficit)
    at March 31, 1996               $    (55)    $      576    $    22     $     543

                 See Accompanying Notes to Financial Statements


d)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                              1996           1995
 Cash flows from operating activities:
    Net income (loss)                                         $  (76)        $  335
    Adjustments to reconcile net income (loss) to
       net cash provided by
       operating activities:
       Depreciation                                              106            149
       Gain on foreclosure                                        --           (844)
       Write-down of property                                     --            415
       Amortization of organizational costs, loan
        costs and leasing commissions                              4              8
       Change in accounts:
        Restricted cash                                           --              5
        Accounts receivable                                      107             44
        Escrows for taxes and insurance                            2             89
        Other assets                                               2            (32)
        Accounts payable                                          (3)           (12)
        Tenant security deposit liabilities                        3             (5)
        Accrued taxes                                             (5)           (40)
        Other liabilities                                          4             73

            Net cash provided by operating
                activities                                       144            185

 Cash flows from investing activities:
    Property improvements and replacements                        --             --

            Net cash used in investing activities                 --             --

 Cash flows from financing activities:
    Loan extension costs                                          --            (61)
    Mortgage principal payments                                  (53)            --
            Net cash used in financing activities                (53)           (61)

 Net increase in cash                                             91            124

 Cash at beginning of period                                     700            733

 Cash at end of period                                        $  791         $  857

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $  279         $  405

                 See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the first quarter of 1995, Forest Ridge Shopping Center foreclosed upon by the mortgage holders. In connection with this foreclosure, the following balance sheet accounts were adjusted by the non-cash amounts noted below.

                                                          Forest Ridge

    Accounts receivable                                     $   (25)
    Other assets                                                (32)
    Investment properties                                    (7,587)
    Accumulated depreciation                                  1,163
    Accrued taxes                                                67
    Accounts payable                                             --
    Other liabilities                                            58
    Mortgage notes payable                                    7,200

    Gain on disposal of property                            $   844



                See Accompanying Notes to Financial Statements



e)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Mortgage Notes Payable

The mortgage notes payable for Highpoint ($6,600,000) and Gateway ($5,616,000) matured on March 1, 1995. The Partnership successfully obtained a long-term extension related to the Highpoint and Gateway notes in May of 1995. The Highpoint note matures October 1, 2008, and the Gateway note matures January 1, 2008. Both notes are cross-collateralized, cross-defaulted and have an interest rate of 9.25%.

Note C - Foreclosure of Forest Ridge

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under the bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000, to reduce the carrying costs of the Forest Ridge assets to their estimated market value, and a gain on the foreclosure of $844,000.

Note D - Foreclosure of Bay Village

On December 4, 1995, the lender foreclosed on the Bay Village Shopping Center. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file bankruptcy. The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property in foreclosure of $16,000, the difference between the carrying value of the property and the debt to the mortgage holder, was recorded.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1996 and 1995:

                                                        Three Months Ended
                                                        1996         1995

 Property management fees                               $14           $18
 Reimbursement for services of affiliates                 8             9
 Leasing commissions                                      5             3


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
                                                  1996         1995

 Gateway Plaza
    Mt. Sterling, Kentucky                         95%          94%

 Highpoint Village
    Bellefontaine, Ohio                            95%          95%

The Managing General Partner has been notified by an anchor tenant, Wal-Mart, of its intent to vacate the Gateway Plaza in 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. It is unknown at this time to what extent this vacancy will negatively impact the performance of the shopping center.

The Partnership realized a net loss of $76,000 for the three months ended March 31, 1996, compared to net income of $335,000 for the corresponding period of 1995. The decrease in net income between 1996 and 1995 was primarily due to the foreclosure of Bay Village Shopping Center. In addition, the decreases for the three months ended March 31, 1996, in rental income, operating expenses, depreciation, interest expense, and property taxes were primarily a result of the foreclosure of Bay Village in December of 1995.

At March 31, 1996, the Partnership held unrestricted cash of $791,000 versus $852,000 at March 31, 1995. Net cash provided by operating activities decreased primarily because of significant prepaid rent collections in the first quarter of 1995 that did not occur in the corresponding period in 1996. Net cash used in financing activities decreased due to the non-recurring loan costs relating to the extension of the Highpoint and Gateway mortgage notes that were paid in 1995.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Due to the successful closing of the long-term financing on Highpoint and Gateway, the level of existing liquid assets is believed to be sufficient to meet any near term needs of the Partnership. No distributions were made in 1995 or during the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1996.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


            a) Exhibit 27 , Financial Data Schedule, is filed as an exhibit to this report.

            b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1996.

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


                              BRUNNER COMPANIES INCOME PROPERTIES L. P. III, a Delaware limited partnership

                              By:   Brunner Management Limited
                                    Partnership, an Ohio limited Partnership,
                                    its General Partner

                              By: 104 Management, Inc., an Ohio corporation, its Managing General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President



                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO

                              Date: May 14, 1996