Form 10QSB
period 1996-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1996-08-14
CIK 847319

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


                  For the quarterly period ended June 30, 1996


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

                                  BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
     Unrestricted                                                  $   819
     Restricted-tenant security deposits                                 4
   Accounts receivable                                                 140
   Escrows for taxes and insurance                                      95
   Other assets                                                         98
   Investment properties:
     Land                                           $ 1,525
     Buildings and related personal property         12,901
                                                     14,426
     Less accumulated depreciation                   (2,952)        11,474
                                                                   $12,630

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                $    20
   Tenant security deposits                                              6
   Accrued taxes                                                        78
   Other liabilities                                                    25
   Mortgage notes payable                                           11,989

 Partners' Capital (Deficit)
   General partner                                  $   (55)
   Class A Limited Partners - (850,900 units)           545
   Class B Limited Partners - (8,600 units)              22            512
                                                                   $12,630

                 See Accompanying Notes to Financial Statements



b)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         1996         1995         1996         1995
 Revenues:
    Rental income                      $   461      $   609      $   890      $ 1,215
    Other income                             7           21           16           31
          Total revenues                   468          630          906        1,246

 Expenses:
    Operating                               69           63          143          141
    General and administrative              18           30           50           62
    Depreciation                           107          149          213          298
    Interest                               279          407          559          817
    Property taxes                          26           40           48           81
    Write-down of property (Note C)         --           --           --          415
          Total expenses                   499          689        1,013        1,814

 Gain on foreclosure (Note C)               --           --           --          844

    Net (loss) income                  $   (31)     $   (59)     $  (107)     $   276

 Net (loss) income allocated
    to general partner (1%)            $    --      $    (1)     $    (1)     $     3

 Net (loss) income allocated
    to Class A limited
    partners (98.01%)                      (31)         (58)        (105)         270

 Net (loss) income allocated
    to Class B limited
    partners (.99%)                         --          (--)          (1)           3

                                       $   (31)     $   (59)     $  (107)     $   276

 Net (loss) income per Class A
    limited partnership unit           $  (.04)     $  (.07)     $  (.12)     $   .32

                 See Accompanying Notes to Financial Statements


c)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                     General         Limited Partners
                                     Partner       Class A     Class B         Total
 Original capital contributions    $      1       $  8,420    $     86      $  8,507

 Partners' capital (deficit) at
    December 31, 1995              $    (54)      $    650    $     23      $    619

 Net loss for the six months
    ended June 30, 1996                  (1)          (105)         (1)         (107)

 Partners' capital (deficit)
    at June 30, 1996               $    (55)      $    545    $     22      $    512

                 See Accompanying Notes to Financial Statements

d)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         1996          1995
 Cash flows from operating activities:
    Net (loss) income                                 $ (107)       $   276
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Depreciation                                      213            298
       Gain on foreclosure                                --           (844)
       Write-down of property                             --            415
       Amortization of intangible assets                   8             14
       Change in accounts:
         Restricted cash                                  --              5
         Accounts receivable                             108             (3)
         Escrows for taxes and insurance                 (25)            64
         Other assets                                      1            (37)
         Accounts payable                                 (1)            (9)
         Tenant security deposit liabilities               2             (4)
         Accrued taxes                                    22            (27)
         Other liabilities                                 6             58

            Net cash provided by
                operating activities                     227            206


 Cash flows from investing activities:                    --             --

 Cash flows from financing activities:
    Loan extension costs                                  --            (82)
    Payment on mortgage notes payable                   (108)           (16)

            Net cash used in financing activities       (108)           (98)

 Net increase in cash and cash equivalents               119            108

 Cash and cash equivalents at beginning of period        700            733

 Cash and cash equivalents at end of period           $  819        $   841

 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $  557        $   810

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

   During the first quarter of 1995, Forest Ridge Shopping Center was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the non-cash amounts noted below.


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


                 See Accompanying Notes to Financial Statements


e)                BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Brunner Management Limited Partnership), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

Note C - Foreclosure of Forest Ridge

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000, to reduce the carrying costs of the Forest Ridge assets to their estimated market value resulting in a gain on the foreclosure of $844,000.

Note D - Foreclosure of Bay Village

On December 4, 1995, the lender foreclosed on the Bay Village Shopping Center. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file bankruptcy. The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property through foreclosure of $16,000, the difference between the carrying value of the property and the debt to the mortgage holder, was recorded.

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


                                                    Six Months Ended June 30
                                                        1996         1995

 Property management fees                               $27           $36
 Reimbursement for services of affiliates                13            19

Additionally, the Partnership paid $7,000 and $25,000 during the six months ended June 30, 1996 and 1995, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
                                                  1996         1995

 Gateway Plaza
    Mt. Sterling, Kentucky                         85%          94%

 Highpoint Village
    Bellefontaine, Ohio                            94%          95%

Wal-Mart, an anchor tenant, vacated the Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. It is unknown at this time to what extent this vacancy will negatively impact the performance of the shopping center.

The Partnership realized a net loss of $107,000 for the six months ended June 30, 1996, compared to net income of $276,000 for the six months ended June 30, 1995. The Partnership realized a net loss of $31,000 for the three months ended June 30, 1996, compared to a net loss of $59,000 for the corresponding period of 1995. The decrease in net income for the six month period ended June 30, 1996, is primarily due to the foreclosure of Forest Ridge Shopping Center in January 1995. This foreclosure resulted in a gain on foreclosure in 1995 of $844,000, offset by a write-down of the property of $415,000. In addition, the decreases for the three and six month periods ended June 30, 1996, in rental income, depreciation, interest expense and property taxes were primarily a result of the foreclosure of Bay Village in December 1995. Other income decreased for the three and six month periods ended June 30, 1996, as a result of a non-recurring easement fee paid by Wal-Mart at Gateway Plaza in 1995.

On December 4, 1995, the lender foreclosed on the Bay Village Shopping Center. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file bankruptcy. The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property through foreclosure of $16,000, the difference between the carrying value of the property and the debt to the mortgage holder, was recorded.

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000, to reduce the carrying costs of the Forest Ridge assets to their estimated market value and a gain on the foreclosure of $844,000.

At June 30, 1996, the Partnership held unrestricted cash and cash equivalents of $819,000 compared to $841,000 at June 30, 1995. Net cash provided by operations increased primarily due to increased receipts in the second quarter of 1996 of common area maintenance reimbursements from tenants at both properties. Offsetting this increase of cash were significant prepaid rent collections in the first half of 1995 that did not recur in the corresponding period of 1996. Net cash used in financing activities increased due to the extension on the Highpoint and Gateway notes in May of 1995, which led to monthly principal payments beginning in June of 1995. Offsetting this increase was the absence of nonrecurring loan costs which were paid in 1995 relating to the loan extension.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Due to the successful closing of the long-term financing on Highpoint and Gateway, the level of existing liquid assets is believed to be sufficient to meet any near term needs of the Partnership. No distributions were made in 1995 or during the first six months of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

        b)   Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.

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


                              Date: August 13, 1996