Form 10QSB
period 1996-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1996-11-08
CIK 847319

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


              For the quarterly period ended September 30, 1996


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

                                BALANCE SHEET
                                 (Unaudited)

                       (in thousands, except unit data)

                              September 30, 1996


Assets
  Cash:
    Unrestricted                                               $   896
    Restricted-tenant security deposits                              6
  Accounts receivable                                               89
  Escrows for taxes and insurance                                   75
  Other assets                                                     102
  Investment properties:
    Land                                          $ 1,525
    Buildings and related personal property        12,901
                                                   14,426
    Less accumulated depreciation                  (3,059)      11,367
                                                               $12,535

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                             $     5
  Tenant security deposits                                           6
  Accrued taxes                                                     77
  Other liabilities                                                 26
  Mortgage notes payable                                        11,933

Partners' Capital (Deficit)
  General partner                                 $   (55)
  Class A Limited Partners - (850,900 units)          521
  Class B Limited Partners - (8,600 units)             22          488
                                                               $12,535

              See Accompanying Notes to Financial Statements


b)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                               STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                        1996         1995         1996         1995
Revenues:
  Rental income                       $   432      $   605      $ 1,322      $ 1,820
  Other income                             12            8           28           39
       Total revenues                     444          613        1,350        1,859

Expenses:
  Operating                                56           68          199          209
  General and administrative                4           24           54           86
  Depreciation                            106          150          319          448
  Interest                                277          406          836        1,223
  Property taxes                           25           40           73          121
  Write-down of property (Note C)          --           --           --          415
       Total expenses                     468          688        1,481        2,502

Net loss before extraordinary item        (24)         (75)        (131)        (643)
Extraordinary gain on foreclosure
   (Note C)                                --           --           --          844

  Net (loss) income                   $   (24)     $   (75)     $  (131)     $   201

Net (loss) income allocated
  to general partner (1%)             $    --      $    (1)     $    (1)     $     2

Net (loss) income allocated
  to Class A limited
  partners (98.01%)                       (24)         (73)        (129)         197

Net (loss) income allocated
  to Class B limited
  partners (.99%)                          --           (1)          (1)           2

                                      $   (24)     $   (75)     $  (131)     $   201

Net loss before extraordinary
   item per Class A limited
   partnership unit                   $  (.03)     $  (.09)     $  (.15)     $  (.74)

Extraordinary gain per Class A
   limited partnership unit                --           --           --          .97

Net (loss) income per Class A
  limited partnership unit            $  (.03)     $  (.09)     $  (.15)     $   .23

                     See Accompanying Notes to Financial Statements

c)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                                     (in thousands)

                                   General        Limited Partners
                                   Partner       Class A   Class B         Total
Original capital contributions     $      1     $  8,420   $     86      $  8,507

Partners' capital (deficit) at
  December 31, 1995                $    (54)    $    650   $     23      $    619

Net loss for the nine months
  ended September 30, 1996               (1)        (129)        (1)         (131)

Partners' capital (deficit)
  at September 30, 1996            $    (55)    $    521   $     22      $    488

                     See Accompanying Notes to Financial Statements

d)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                        1996         1995
Cash flows from operating activities:
  Net (loss) income                                   $ (131)      $   201
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Depreciation                                         319           448
    Extraordinary gain on foreclosure                     --          (844)
    Write-down of property                                --           415
    Amortization of intangible assets                     16            19
    Change in accounts:
      Restricted cash                                     (2)            4
      Accounts receivable                                159           (19)
      Escrows for taxes and insurance                     (5)           --
      Other assets                                       (10)          (41)
      Accounts payable                                   (16)          (16)
      Tenant security deposit liabilities                  2            (4)
      Accrued taxes                                       20            13
      Other liabilities                                    7            --

         Net cash provided by
            operating activities                         359           176

Cash flows from investing activities:
  Deposits to restricted escrow                           --           (88)
         Net cash used in investing activities            --           (88)

Cash flows from financing activities:
  Loan extension costs                                    --           (91)
  Payment on mortgage notes payable                     (163)          (67)

         Net cash used in financing activities          (163)         (158)

Net increase (decrease) in cash                          196           (70)

Cash at beginning of period                              700           733

Cash at end of period                                 $  896       $   663

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $  834       $ 1,214

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


                                                          1995

  Accounts receivable                                  $   (25)

  Other assets                                             (32)

  Investment properties                                 (6,424)

  Accrued taxes                                             67

  Other liabilities                                         58

  Mortgage notes payable                                 7,200

  Gain on disposal of property                         $   844

                  See Accompanying Notes to Financial Statements


e)               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties L.P. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Brunner Management Limited Partnership), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NOTE C - FORECLOSURE OF FOREST RIDGE

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000, to reduce the carrying costs of the Forest Ridge assets to their estimated market value resulting in an extraordinary gain on the foreclosure of $844,000.

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

                                                      Nine Months Ended
                                                         September 30,
                                                        1996       1995

Property management fees                                $42        $53
Reimbursement for services of affiliates                 20         27


Additionally, the Partnership paid $7,000 and $27,000 during the nine months ended September 30, 1996 and 1995, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                     Average
                                                    Occupancy
                                                 1996        1995

Gateway Plaza
  Mt. Sterling, Kentucky                          96%         94%

Highpoint Village
  Bellefontaine, Ohio                             94%         95%


Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. It is unknown at this time to what extent this vacancy will negatively impact the performance of the shopping center.

The Partnership realized a net loss of $131,000 for the nine months ended September 30, 1996, compared to net income of $201,000 for the nine months ended September 30, 1995. The Partnership realized a net loss of $24,000 for the three months ended September 30, 1996, compared to a net loss of $75,000 for the corresponding period of 1995. The decrease in net income for the nine month period ended September 30, 1996, is primarily due to the foreclosure of Forest Ridge Shopping Center in January 1995. This foreclosure resulted in an extraordinary gain on foreclosure in 1995 of $844,000, offset by a write-down of the property of $415,000. In addition, the decreases for the three and nine month periods ended September 30, 1996, in rental income, depreciation, interest expense and property taxes were primarily a result of the foreclosure of Bay Village in December 1995. General and administrative expenses decreased for the three and nine months ended September 30, 1996, due to a decrease in the annual audit expense of $17,000 and an $8,000 decrease in legal expenses due to non-recurring legal costs in 1995 relating to the refinancing of Gateway and Highpoint. Other income decreased for the nine months ended September 30, 1996, as a result of a non-recurring easement fee paid by Wal-Mart at Gateway Plaza in 1995.

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

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the Partnership did not contest the lender's foreclosure. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000, to reduce the carrying costs of the Forest Ridge assets to their estimated market value and an extraordinary gain on the foreclosure of $844,000.

At September 30, 1996, the Partnership held unrestricted cash of $896,000 compared to $663,000 at September 30, 1995. Net cash provided by operations increased primarily due to increased collections in the second quarter of 1996 of common area maintenance reimbursements from tenants at both properties. Net cash used in investing activities decreased as a result of a deposit to a restricted escrow for Bay Village in 1995. No restricted escrow fundings have been required during 1996. Net cash used in financing activities increased due to the extension on the Highpoint and Gateway notes in May of 1995, which led to increased monthly principal payments beginning in June of 1995. Offsetting this increase was the absence of non-recurring loan costs which were paid in 1995 relating to the loan extension.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Due to the successful closing of the long-term financing on Highpoint and Gateway, the level of existing liquid assets is believed to be sufficient to meet any near term needs of the Partnership. No distributions were made in 1995 or during the first nine months of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.


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

                         Date: November 8, 1996