Form 10KSB
period 1996-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1997-03-28
CIK 847319

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                          Under Section 13 or 15(d)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $1,819,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 12, 1989 (included in Registration Statement, No. 33-27407, of Registrant) are incorporated by reference into Parts I and III.

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

As of December 31, 1996, the Partnership had 850,900 units of Class A Limited Partnership Interest ("Units") and 8,600 units of Class B Limited Partnership
Interest ("Subordinated Interest") issued and outstanding.   The Subordinated
Interest was sold to the Managing General Partner. Holders of the Units are referred to as "Unitholders," holders of the units of Subordinated Interest are referred to as "Subordinated Limited Partners," and Unitholders and Subordinated Limited Partners are collectively referred to as "Limited Partners." Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partners, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

The offering terminated in September 1989. Upon termination of the offering, the Partnership had accepted subscriptions for 851,400 Units of Class A Interest and 8,600 units of Class B Interest purchased by the General Partner for aggregate gross proceeds of $8,506,170. During 1994, the number of Class A Limited Partnership units decreased by 500 units due to Class A Limited Partners abandoning their units. The Partnership invested substantially all of the net offering proceeds in four Retail Centers which were acquired on September 22, 1989. During 1995, two of these Retail Centers were foreclosed upon by the lender. (See "Note K" to the Notes to Financial Statements in "Item 7"). The Partnership will not acquire or invest in any other properties or debt or equity securities of any other issuers (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

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

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

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


The following table sets forth the Partnership's investments in properties:

                            Date of
Property                   Purchase       Type of Ownership          Use
Gateway Plaza             09/22/89   Fee ownership, subject to   Retail Center
 Mt. Sterling, Kentucky              first mortgage              160,021 sq.ft.(1)

Highpoint Village         09/22/89   Fee ownership, subject to   Retail Center
 Bellefontaine, Ohio                 first mortgage              153,267 sq.ft.

(1) During 1996, the complex size increased by 2,880 square feet as Food Lion expanded by 5,280 square feet, including 2,400 of previously vacant space.


A significant feature of all the retail centers is the fact that approximately 76% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit worthy tenants and tend to attract greater traffic to the retail centers.

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center, located in Asheville, North Carolina. The Partnership recorded a valuation write-down of approximately $415,000 to reduce the carrying costs of the Forest Ridge assets to their estimated market value and an extraordinary gain on the foreclosure of approximately $844,000. The $7,200,000 mortgage had matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property. In the Managing General Partner's opinion, it was not in the Partnership's best interests to contest the foreclosure action or file for reorganization under the bankruptcy laws.

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

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                        Gross
                       Carrying     Accumulated       Useful                Federal
Property                 Value     Depreciation        Life       Method   Tax Basis
Gateway Plaza         $ 6,170       $ 1,423      22.5-31.5 yrs     S/L     $ 6,847
Highpoint Village       8,263         1,743        5-31.5 yrs      S/L       6,227

                      $14,433       $ 3,166                                $13,074


See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                      Principal                               Principal
                     Balance At     Stated                     Balance
                    December 31,   Interest     Maturity        Due At
     Property           1996         Rate         Date         Maturity

Gateway Plaza        $ 5,471         9.25%      01/01/08      $ 3,498

Highpoint Village      6,424         9.25%      10/01/08        3,770

  Total              $11,895


The notes are cross-collateralized and cross-defaulted.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                         Average Annual
                          Rental Rates          Average Annual
                       (per Square Foot)          Occupancy
                         1996       1995       1996       1995

Gateway Plaza            $4.80      $4.80       96%        95%
Highpoint Village         5.57       5.58       94%        95%


Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. To date, no tenants have exercised this option. However, it is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future.


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. Management believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1997-2006:

                       Number of                                 % of Gross
                      Expirations   Square Feet   Annual Rent   Annual Rent
                                                (in thousands)

    Gateway Plaza

        1997               2          5,600        $  39            5.1%
        1998               5          8,900           77           10.2%
        1999               5         14,930           96           12.7%
        2000               1          3,600           32            4.3%
      2001-2006            0              0            0            0.0%

  Highpoint Village

        1997               6         17,800        $ 155           18.8%
        1998               1          2,400           23            2.8%
        1999               3          4,500           40            4.8%
        2000               0              0            0            0.0%
        2001               2          5,500           38            4.6%
      2002-2006            0              0            0            0.0%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:

                                        Square Footage   Annual Rent       Lease
                   Nature of Business       Leased      Per Square Foot    Expiration
Gateway Plaza      Discount Store           65,930           $3.45          02/01/08
                   Clothing Store           22,731            3.76          02/28/09
                   Grocery Store            30,280            5.30          05/09/16

Highpoint Village  Discount Store           65,930           $3.41          10/14/08
                   Grocery Store            52,337            6.60          01/14/10

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                   1996                1996
                                  Taxes                Rate

Gateway Plaza                      $44                1.00%
Highpoint Village                   54                4.24%

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 656 and one, respectively. Neither the Units nor the Subordinated Interest are traded on any established public trading market, and it is not anticipated that such a market will develop in the future.

No cash distributions were paid during 1996 or 1995. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1997.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was $209,000 compared to net income of $176,000 for the year ended December 31, 1995. The decrease in net income for the year ended December 31, 1996, is primarily due to the foreclosure of Forest Ridge Shopping Center in January 1995. This foreclosure resulted in an extraordinary gain on foreclosure of $844,000, offset by a write-down of the property of $415,000. In addition, the decreases for the year ended December 31, 1996, in rental income, depreciation, interest expense and property taxes were primarily a result of the foreclosure of Bay Village in December 1995. General and administrative expenses decreased for the year ended December 31, 1996, due to a decrease of $18,000 in the annual audit expense and an $8,000 decrease in legal expenses due to non-recurring legal costs in 1995 relating to the refinancing of Gateway and Highpoint. Other income decreased for the year ended December 31, 1996, as a result of a non-recurring easement fee paid by Wal-Mart at Gateway Plaza in 1995. Operating expenses increased for the year ended December 31, 1996, due to major parking lot repairs of $58,000 at Highpoint Village.

Liquidity and Capital Resources

At December 31, 1996, the Partnership held unrestricted cash of $964,000 compared to $700,000 at December 31, 1995. Net cash provided by operations increased primarily due to increased collections of accounts receivable and decreased interest payments at both properties. Net cash used in financing activities decreased due to the absence of non-recurring loan costs which were paid in 1995 relating to the loan extension on the Highpoint and Gateway notes.

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file for reorganization under the bankruptcy laws. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000, to reduce the carrying costs of the Forest Ridge assets to their estimated market value, and an extraordinary gain on the foreclosure of $844,000.

On December 4, 1995, Aetna Life Insurance Company, the lender, foreclosed on Bay Village Shopping Center, located in Conway, South Carolina. The $5,300,000 mortgage matured January 1, 1994, and had been in default since that date. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property and the lender foreclosed on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action or file bankruptcy. The Partnership recognized a gain on disposal of the property in foreclosure of $16,000.

The mortgage notes payable for Highpoint and Gateway matured on March 1, 1995. The Partnership successfully obtained a long-term extension related to the Highpoint and Gateway notes in May of 1995. The Highpoint note now matures October 1, 2008, and the Gateway note now matures January 1, 2008. Both notes are cross-collateralized and cross-defaulted and have an interest rate of 9.25%. Loan costs of $30,000 were paid in conjunction with the extension of these notes during 1995. These loan costs will be amortized over the term of the respective loans.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Due to the successful closing of the long-term financing on Highpoint and Gateway, the level of existing liquid assets is believed to be sufficient to meet any near term needs of the Partnership. No distributions were made in 1995 or 1996 and future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1997.

 ITEM 7. FINANCIAL STATEMENTS


 BRUNNER COMPANIES INCOME PROPERTIES L.P. III

 LIST OF FINANCIAL STATEMENTS



    Report of Independent Auditors

    Balance Sheet - December 31, 1996

    Statements of Operations - Years ended December 31, 1996 and 1995

    Statements of Changes in Partners' Capital (Deficit) - Years ended
      December 31, 1996 and 1995

    Statements of Cash Flows - Years ended December 31, 1996 and 1995

    Notes to Financial Statements











                Report of Ernst & Young LLP, Independent Auditors



 The Partners
 Brunner Companies Income Properties L.P. III


 We have audited the accompanying balance sheet of Brunner Companies Income Properties L.P. III as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties L.P. III as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                       /s/ERNST & YOUNG LLP

    Greenville, South Carolina
    February 10, 1997


                 BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                BALANCE SHEET
                       (in thousands, except unit data)

                              December 31, 1996


Assets
Cash and cash equivalents:
 Unrestricted                                                   $    964
 Restricted-tenant security deposits                                   6
Accounts receivable                                                  133
Escrows for taxes and insurance                                       57
Other assets                                                          95
Investment properties (Notes A, C and J):
 Land                                            $  1,525
 Buildings and related personal property           12,908
                                                   14,433
 Less accumulated depreciation                     (3,166)        11,267

                                                                $ 12,522

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                $     20
Tenant security deposits                                               6
Accrued taxes                                                         56
Other liabilities                                                    135
Mortgage notes payable (Note C)                                   11,895

Partners' Capital (Deficit)
General Partner (deficit)                        $    (56)
Class A Limited Partners - 850,900 units              445
Class B Limited Partners - 8,600 units                 21            410

                                                                $ 12,522

                See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                          Years Ended December 31,
                                                             1996          1995
Revenues:
  Rental income                                          $    1,781     $    2,358
  Other income                                                   38             47
     Total revenues                                           1,819          2,405

Expenses:
  Operating                                                     324            289
  General and administrative                                     69            106
  Depreciation                                                  426            582
  Interest                                                    1,112          1,543
  Property taxes                                                 97            154
  Write-down of properties (Note G)                              --            415
  Gain on disposal of property in foreclosure (Note K)           --            (16)
     Total expenses                                           2,028          3,073

Net loss before extraordinary item                             (209)          (668)

Extraordinary gain on extinguishment of debt (Note K)            --            844

  Net (loss) income                                      $     (209)    $      176

Net (loss) income allocated to general
  partner (1%)                                           $       (2)    $        2
Net (loss) income allocated to Class A
  limited partners (98.01%)                                    (205)           172
Net (loss) income allocated to Class B
  limited partners (.99%)                                        (2)             2
                                                         $     (209)    $      176

Net loss before extraordinary item per Class A
  limited partnership unit                               $     (.24)    $     (.77)
Extraordinary gain per Class A limited
  partnership unit                                               --            .97
Net (loss) income per Class A limited
  partnership unit                                       $     (.24)    $      .20

                   See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (in thousands)

                                    General       Limited Partners
                                    Partner       Class A      Class B       Total
Original capital contributions    $     1       $ 8,420       $    86      $ 8,507

Partners' capital (deficit) at
  December 31, 1994               $   (56)      $   478       $    21      $   443

Net income for the year ended
  December 31, 1995                     2           172             2          176

Partners' capital (deficit) at
  December 31, 1995                   (54)          650            23          619

Net loss for the year ended
  December 31, 1996                    (2)         (205)           (2)        (209)

Partners' capital (deficit) at
  December 31, 1996               $   (56)      $   445       $    21      $   410

                       See Accompanying Notes to Financial Statements

                       BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                 STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                       Years Ended December 31,
                                                           1996          1995

Cash flows from operating activities:
  Net (loss) income                                     $    (209)    $     176
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation                                              426           582
    Amortization of loan costs and leasing
      commissions                                              19            21
    Extraordinary gain on extinguishment of debt               --          (844)
    Write-down of properties                                   --           415
    Gain on disposal of property in foreclosure                --           (16)
    Change in accounts:
      Restricted cash                                          (2)            5
      Accounts receivable                                     115          (107)
      Escrows for taxes and insurance                          13            59
      Other assets                                             (6)          (18)
      Accounts payable                                         (1)           (3)
      Tenant security deposit liabilities                       2            (5)
      Accrued taxes                                            (1)          (51)
      Other liabilities                                       116             9
         Net cash provided by operating activities            472           223

Cash flows from investing activities:
  Property improvements and replacements                       (7)          --
  Deposits to restricted escrow                                --          (106)
  Withdrawals from restricted escrow                           --           106
         Net cash used in investing activities                 (7)           --

Cash flows from financing activities:
  Payments on mortgage notes payable                         (201)         (226)
  Loan extension costs                                         --           (30)
         Net cash used in financing activities               (201)         (256)

Net increase (decrease) in cash and cash equivalents          264           (33)

Cash and cash equivalents at beginning of year                700           733

Cash and cash equivalents at end of year                $     964     $     700

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   1,018     $   1,634

                      See Accompanying Notes to Financial Statements

                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III



SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES (continued)

Foreclosure

During 1995, Forest Ridge Shopping Center and Bay Village Shopping Center were foreclosed upon by the mortgage holders. In connection with these foreclosures, the following balance sheet accounts were adjusted by the non-cash amounts noted below:




                                   Forest Ridge    Bay Village

Accounts receivable                  $     (25)     $    (27)
Other assets                               (32)           (4)
Investment properties                   (6,423)       (5,143)
Accrued taxes                               67            --
Accounts payable                            --            (5)
Other liabilities                           57             2
Mortgage notes payable                   7,200         5,193

Gain on disposal of properties       $     844      $     16

                   See Accompanying Notes to Financial Statements


                      BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                              NOTES TO FINANCIAL STATEMENTS

                                      December 31, 1996



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Brunner Companies Income Properties L.P. III (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on March 10, 1989, for the purpose of acquiring and operating the following retail centers: Bay Village, a 133,474 square foot retail center in Conway, South Carolina; Forest Ridge, a 164,672 square foot retail center in Asheville, North Carolina; Gateway Plaza, a 160,021 square foot retail center in Mt. Sterling, Kentucky; and Highpoint Village, a 153,267 square foot retail center in Bellefontaine, Ohio (collectively referred to as the "Retail Centers"). The Seller of these Retail Centers was related to the then general partners of the Partnership. On January 5, 1995, and December 4, 1995, the mortgage holders on the Forest Ridge Shopping Center and Bay Village Shopping Center foreclosed on the properties, respectively. Refer to "Note K" of the Notes to Financial Statements for a further discussion of the foreclosure transactions.

The general partner of the Partnership is Brunner Management Limited Partnership ("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner") and whose limited partner is a shareholder of 104 Management, Inc. On March 5, 1993, IBGP, Inc., an affiliate of Insignia Brunner L.P., acquired a majority of the outstanding stock of 104 Management, Inc. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). As a result of this transaction, IBGP, Inc. effectively controls the Managing General Partner of the Partnership.

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

Investment Properties: During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the applicable lease.

For Federal income tax purposes, the Partnership depreciates a portion (90 percent attributable to non tax-exempt investors) of the property's basis using the straight-line method over thirty-one and one-half years and the balance (10 percent attributable to tax-exempt investors) using the straight-line method over forty years.

Advertising:  The Partnership expenses the costs of advertising as incurred.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $19,000 more in rental income than has been collected in 1996 and prior years. This amount is expected to be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition. For all other leases, minimum rents are recognized over the terms of the leases as received.

Lease Commissions: Lease commissions are capitalized and amortized by the straight-line method over the term of the applicable lease. Lease commissions of $68,000, net of accumulated amortization of $29,000, are included in other assets.

Loan Costs: Loan costs of $26,000, net of accumulated amortization of $4,000, are included in other assets and are being amortized on a straight-line basis over the terms of the respective loans.


Cash and cash equivalents:

Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds and certificates of deposit with original maturities of three months or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


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

      Fifth, to the General Partner until its original capital contribution is reduced to zero; and

      The balance, if any, 74.25% to the Class A Limited Partners, .75% to the Class B Limited Partners and 25% to the General Partner.


As of December 31, 1996, the Partnership had an undeclared distribution arrearage of $4,593,000 or $5.40 per Class A unit and $62,000 or $7.25 per Class B unit of the cumulative annual 10% cash returns.

NOTE C - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

                      Principal        Monthly
                      Balance At      Principal     Stated                  Balance
                     December 31,   and Interest   Interest   Maturity       Due At
     Property            1996          Payment       Rate       Date        Maturity
Gateway Plaza         $ 5,471          $ 51        9.25%     01/01/08       $3,498

Highpoint Village       6,424            60        9.25%     10/01/08        3,770

      Total           $11,895          $111


The estimated fair values of the Partnership's aggregate debt approximates the carrying value.

The mortgage notes payable are cross-collateralized and cross defaulted and are secured by the properties and by a pledge of the revenues from the respective properties.

Schedule of principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                                1997         $   240
                                1998             263
                                1999             288
                                2000             316
                                2001             346
                             Thereafter       10,442

                                             $11,895


NOTE D - OPERATING LEASES

Tenants are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying Statements of Operations as property taxes and operating expenses.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):

                                1997         $ 1,352
                                1998           1,316
                                1999           1,185
                                2000           1,087
                                2001           1,074
                             Thereafter        8,607
                                             $14,621


Three anchor tenants represent $12,786,000 of the above minimum future rentals under leases expiring in 2008, 2010 and 2016.

NOTE E - MAJOR TENANTS
(dollar values in thousands)

Rent from tenants (excluding tenant reimbursements) representing at least 10% of rental income were as follows (in thousands):

                                   1996                     1995
                             Amount      Percent      Amount      Percent

Wal-Mart Stores             $  452         29%       $  655         31%
Kroger                         345         22%          345         16%
Food Lion                      161         10%           --          --



NOTE F - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

NOTE G - VALUATION ADJUSTMENTS

During the first quarter of 1995, the Forest Ridge Shopping Center was foreclosed on by the mortgage note holder. As part of the foreclosure transaction, the Partnership recorded a valuation write-down of $415,000 to reduce the carrying cost of Forest Ridge to its estimated market value and an extraordinary gain on extinguishment of debt in the foreclosure of this property of $844,000.

The estimated fair value of Bay Village approximated the amount payable to the mortgage holder; therefore, a gain on the disposal of the property in foreclosure of $16,000, the difference between the carrying values of the property and the debt for the mortgage holder, was recorded.



NOTE H - INCOME TAXES
(in thousands, except unit data)

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net (loss) income as reported and Federal taxable loss result primarily from (1) gains and losses on foreclosures, (2) depreciation over different methods and lives and on differing cost bases of investment properties, and (3) change in rental income received in advance. The following is a reconciliation of reported net (loss) income and Federal taxable loss:


                                                       1996          1995

Net (loss) income as reported                      $   (209)      $   176
Add (deduct):
     Depreciation differences                           (28)          (47)
     Unearned income                                      3             5
     Miscellaneous                                       28            (4)
     Loss on foreclosure                                 --        (1,965)

Federal taxable loss                               $   (206)      $(1,835)

Federal taxable loss per Class A
     limited partnership unit                      $   (.24)      $ (2.11)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


           Net assets as reported              $   410
           Land and buildings                    1,872
           Accumulated depreciation                (65)
           Syndication costs                       830
           Other                                    34
           Net assets - Federal tax basis      $ 3,081

NOTE I - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1996 and 1995 (in thousands):


                                                      Twelve Months Ended
                                                          December 31,
                                                        1996         1995

Property management fees                                $54        $69
Reimbursement for services of affiliates                 26         35


Additionally, the Partnership paid $7,000 and $28,000 during the years ended December 31, 1996 and 1995, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

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

NOTE J - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                               Initial Cost
                                               To Partnership
                                                                         Cost
                                                        Buildings     Capitalized
                                                       and Related     (Removed)
                                                        Personal     Subsequent to
       Description        Encumbrances      Land        Property      Acquisition

     Retail Centers
Gateway Plaza              $ 5,471        $1,021       $ 6,591        $(1,442)

                                                                           36

Highpoint Village            6,424           721         7,848           (342)

Totals                     $11,895        $1,742       $14,439       $ (1,748)

                       Gross Amount At Which Carried
                          At December 31, 1996

                             Buildings
                            And Related
                             Personal               Accumulated    Date    Depreciable
   Description      Land     Property     Total    Depreciation  Acquired  Life-Years
Gateway Plaza       $  835    $  5,335    $ 6,170      $ 1,423   09/22/89   22.5-31.5

Highpoint Village      690       7,573      8,263        1,743   09/22/89    5-31.5

   Totals           $1,525    $ 12,908    $14,433      $ 3,166

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                         1996          1995
Investment Properties

Balance at beginning of year                           $14,426       $28,667
   Property improvements                                     7            --
   Write-down of properties                                 --          (415)
   Foreclosure of Forest Ridge                              --        (7,587)
   Foreclosure of Bay Village                               --        (6,239)

Balance at End of Year                                 $14,433       $14,426

Accumulated Depreciation

Balance at beginning of year                           $ 2,740       $ 4,417
   Additions charged to expense                            426           582
   Foreclosure of Forest Ridge                              --        (1,163)
   Foreclosure of Bay Village                               --        (1,096)

Balance at End of Year                                 $ 3,166       $ 2,740


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 is $16,305,000. The accumulated depreciation balance for Federal income tax purposes at December 31, 1996, is $3,231,000.


NOTE K - FORECLOSURE OF FOREST RIDGE AND BAY VILLAGE

On January 5, 1995, the lender foreclosed on Forest Ridge Shopping Center. The $7,200,000 mortgage matured January 1, 1994, and was in default. The lender granted forebearances through June 30, 1994, while refinancing discussions continued between the Partnership and the lender. These discussions did not ultimately produce an agreement to either refinance or sell the property. In the Managing General Partner's opinion, it was not in the Partnership's best interests to contest the foreclosure action or file bankruptcy. On January 5, 1995, the Partnership recorded a valuation write-down of $415,000 to reduce the carrying costs of the Forest Ridge assets to their estimated market value and an extraordinary gain on extinguishment of debt in the foreclosure of $844,000.

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

Operating revenues and expenses from Forest Ridge and Bay Village were approximately $588,000 and $620,000, respectively, in 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of 104 Management, Inc., the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                             Age                Position

Carroll D. Vinson                56            President, Director

William H. Jarrard, Jr.          50            Vice President

Robert D. Long, Jr.              29            Controller, Principal
                                               Accounting Officer

John K. Lines                    37            Secretary

Kelley M. Buechler               39            Assistant Secretary


Carroll D. Vinson has been President of the General Partner and Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991.

William H. Jarrard, Jr. has been Vice President of the General Partner since March 1993 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Robert D. Long, Jr. is Controller and Principal Accounting Officer of the General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

John K. Lines has been Secretary of the General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.


ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the General Partner received any remuneration from the Registrant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, there were 850,900 Units and 8,600 units of Subordinated Interest issued and outstanding. The following table sets forth certain information, as of December 31, 1996, (except to the extent otherwise indicated), with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the General Partner, naming them; and (iii) the directors and officers of the General Partner as a group.

                                             Units of Subordinated
Name and Address                       Units (1)           Interest (1)
   or Group                         Amount   Percent      Amount   Percent

Insignia Brunner L.P.                 --         --        8,600    100%
One Insignia Financial Plaza
Greenville, SC 29602

Alexander Hamilton Life             106,383(2)  12.5%        --       --
Insurance Company
of America
33045 Hamilton Boulevard
Farmington Hills,

Michigan 48018

Cosmo Plastics Company               50,000      5.9%        --       --
30201 Aurora Road
Cleveland, OH  44139

All directors and officers            --         --          --       --
 of the General
 Partner (5 persons) as a group

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



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 31, 1996 and 1995. For a description of the share of cash distributions from operations, if any, to which the General Partner is entitled, see "Note B" of the Notes to Financial Statements included in "Item 7" of this report.

The Registrant has a property management agreement with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliate received a property management fee equal to 3% of gross revenues from all tenants. Insignia's affiliate was property manager of Highpoint and Gateway for all of 1996 and 1995 and provided property management services for Bay Village and Forest Ridge from November 1, 1993, until the date of their foreclosure. During the years ended December 31, 1996 and 1995, an affiliate of Insignia received $54,000 and $69,000 in fees for property management, respectively.

Section 6.4 of the Partnership Agreement provides that the Partnership shall reimburse the General Partner and its affiliates for all out-of-pocket costs and expenses incurred by the General Partner and it affiliates in connection with the operation of the Partnership's business, including, without limitation, legal and accounting fees and the cost of other administrative services performed by them for the benefit of the Partnership; provided that any such reimbursement shall be in an amount equal to the lesser of the General Partner's or affiliates' actual cost with respect thereto or the amount which the Partnership would be required to pay to an independent person for comparable services in the same geographic location; and further provided that no reimbursement is permitted with respect to, among other things, salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling persons of the General Partner or any affiliate. During the years ended December 31, 1996 and 1995, affiliates of Insignia received $26,000 and $35,000, respectively, of reimbursements for such services.

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

See "Note I" of the Notes to Financial Statements for further discussion of transactions with related parties and certain other parties.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:  See Exhibit Index contained herein.

        (b) Reports on Form 8-K:  None

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

                      Date: March 28, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson            President               March 28, 1997
Carroll D. Vinson




/s/ Robert D. Long, Jr.          Controller and          March 28, 1997
Robert D. Long, Jr.              Principal Accounting
                                 Officer

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

  10.24 Gateway Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-27407 on Form S-11

  10.25 Gateway Plaza Lease with J.C. Penny Company, Inc., incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-27407 on Form S-11

  10.26 Gateway Plaza Lease with Food Lion, Inc.; incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-27407 on Form S-11

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

  10.58 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated March 6, 1989; incorporated by reference to Exhibit 19.16 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.59 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated March 9, 1989; incorporated by reference to Exhibit 19.17 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.60 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated May 1, 1989; incorporated by reference to Exhibit 19.18 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.61 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated May 3, 1989; incorporated by reference to Exhibit 19.19 to Form 10-Q for the fiscal quarter ended September 30,1 989

  10.62 Amendment to Gateway Plaza Mortgage Loan Applica-tion/Commitment, dated June 21, 1989; incorporated by reference to Exhibit 19.20 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.63 Amendment to Highpoint Village Mortgage Loan Applica-tion/Commitment, dated March 6, 1989; incorporated by reference to Exhibit 19.21 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.64 Amendment to Highpoint Village Mortgage Loan Applica-tion/Commitment, dated March 9, 1989; incorporated by reference to Exhibit 19.22 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.65 Amendment to Highpoint Village Mortgage Loan Applica-tion/Commitment, dated May 1, 1989; incorporated by reference to Exhibit 19.23 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.66          Amendment to Highpoint Village Mortgage Loan
                 Application/Commitment, dated May 3, 1989; incorporated by reference to exhibit 19.24 to Form 10-Q for the fiscal quarter ended September 30, 1989

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

  10.76 First Amendment to $5,850,000 Letter of Credit, dated July 21, 1989, extending the expiration date of the Letter of Credit; incorporated by reference to Exhibit 19.34 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.77 Second Amendment to $5,850,000 Letter of Credit, dated September 25, 1989, reducing the amount of the letter of credit to $2,050,000; incorporated by reference to Exhibit
                 19.35 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.78 Modification of Promissory Note, Mortgage and Security Agreement and Security Documents for Gateway Plaza between T&A-IV and Fleet National Bank, dated May 12, 1989; incorporated by reference to Exhibit 19.36 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.79 Intercreditor Agreement dated May 12, 1989, among Commonwealth Life Insurance Company, Fleet National Bank, Capital Holding Corporation, Fidelity Land Title Agency and T&A-IV; incorporated by reference to Exhibit 19.37 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.80 Loan Agreement, dated May 12, 1989, between Fleet National Bank and T&A-IV; incorporated by reference to exhibit 19.38 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.81 Third Amendment to $2,050,000.00 Letter of Credit, dated November 14,1989, extending the expiration date of the Letter of Credit; incorporated by reference to Exhibit 10.80 to Form 10-K for fiscal year ended December 31, 1989

  10.82 Intercreditor Agreement dated May 12, 1989, between Commonwealth Life Insurance Company and Banc Ohio National Bank regarding T&A-VII; incorporated by reference to Exhibit
                 19.39 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.83 Amendment to Intercreditor Agreement of May 12, 1989, dated September 22, 1989; incorporated by reference to Exhibit 19.40 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.84 Mortgage Note made by T&A-VII with Banc Ohio as Payee, in the amount of $3,400,000; incorporated by reference to Exhibit
                 19.41 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.85 Open-end Mortgage, Assignment of Rents and Security Agreement between T&A-VII, Mortgagor and Banc Ohio National Bank, Mortgagee, dated September 22, 1989; incorporated by reference to Exhibit 19.42 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.86 Application for Letter of Credit from Banc Ohio in the amount of $3,400,000, dated September 22, 1989; incorporated by reference to Exhibit 19.43 to Form 10-Q for the fiscal quarter ended September, 1989

  10.87 Letter of Credit from Banc Ohio in the amount of $3,400,000, dated September 22, 1989; incorporated by reference to Exhibit
                 19.44 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.88 Letter of Credit Loan Agreement for the $3,400,000 Letter of Credit, dated September 22, 1989; incorporated by reference to
                 Exhibit 19.45 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.89 Construction Escrow Agreement, dated September 22, 1989, between Banc Ohio National Bank and T&A-VII; incorporated by reference to Exhibit 19.46 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.90 Letter amending Letter of Credit Loan Agreement and Construction Escrow Agreement, dated September 22, 1989; incorporated by reference to Exhibit 19.47 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.91 Partial Release of Mortgage and Security Instrument, dated October 10, 1989, by Banc Ohio National Bank, regarding T&A-VII; incorporated by reference to Exhibit 19.48 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.92 Consent to Reduction of Fleet Letter of Credit dated March 21, 1990, from Commonwealth Life Insurance Company to Fleet; incorporated by reference to Exhibit 10.91 to Form 10-K for fiscal year ended December 31, 1989

  10.93 Fourth Amendment to $2,050,000.00 Letter of Credit, dated March 23, 1990, reducing the amount of the Letter of Credit to $800,000; incorporated by reference to Exhibit 10.92 to Form 10-K for fiscal year ended December 31, 1989

  10.94 Release of Mortgage, dated March 30, 1990, releasing the Mortgage held by Fleet National Bank on the Food Lion parcel; incorporated by reference to Exhibit 10.93 to Form 10-K for fiscal year ended December 31, 1989

  10.95          Amendment to Highpoint Village Mortgage Loan
                 Application/Commitment, dated March 14, 1990, incorporated by reference to Exhibit 10.94 to Form 10-K for fiscal year ended December 31, 1989

  10.96          Amendment to Gateway Plaza Mortgage Loan
                 Application/Commitment, dated March 14, 1990; incorporated by reference to Exhibit 10.95 to From 10-K for fiscal year ended December 31, 1989

  10.97 First Amendment to Intercreditor Agreement, dated March 30, 1990, among Commonwealth Life Insurance Company, Fleet National Bank, T&A-IV, Capital Holding Corporation, and Fidelity Land Title Agency, Inc.; incorporated by reference to
                 Exhibit 10.96 to Form 10-K for fiscal year ended December 31, 1989

  10.98 Amendment to Banc Ohio Letter of Credit, dated March 28, 1990, extending the expiration date to September 30, 1990; incorporated by reference to Exhibit 10.97 to Form 10-K for fiscal year ended December 31, 1989

  10.99 Modification of Note, Mortgage, Construction Escrow Agreement, Pledge Agreement and Guaranty, dated March 29, 1990, among Banc Ohio, T&A-VII, and Guarantors; incorporated by reference to Exhibit 10.98 to Form 10-K for fiscal year ended December 31, 1989

  10.100 Promissory Note dated March 26, 1991 in the principal amount of $234,000 from Tennessee & Associates - IV relating to Gateway Plaza by reference to Exhibit 10.100 to Form 10-K for fiscal year ended December 31, 1990

  10.101 Promissory Note dated March 1, 1990 in the principal amount of $170,000 from Dayton & Associated - XVIII relating to Forest

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