Form 10QSB
period 1997-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1997-05-15
CIK 847319

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                  $   766
    Restricted-tenant security deposits                                 8
  Accounts receivable                                                 169
  Escrows for taxes and insurance                                      29
  Other assets                                                         90
  Investment properties:
    Land                                          $ 1,525
    Buildings and related personal property        12,908
                                                   14,433
    Less accumulated depreciation                  (3,271)         11,162
                                                                  $12,224

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    10
  Tenant security deposits                                              8
  Accrued taxes                                                        26
  Other liabilities                                                     8
  Mortgage notes payable                                           11,818

Partners' Capital (Deficit)
  General Partner                                 $   (57)
  Class A Limited Partners - (850,900 units)          391
  Class B Limited Partners - (8,600 units)             20             354
                                                                  $12,224
                See Accompanying Notes to Financial Statements


b)               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                       Three Months Ended
                                                           March 31,
                                                         1997         1996
Revenues:
  Rental income                                        $  435       $  429
  Other income                                             10            9
       Total revenues                                     445          438

Expenses:
  Operating                                                78           74
  General and administrative                               19           32
  Depreciation                                            105          106
  Interest                                                276          280
  Property taxes                                           23           22
       Total expenses                                     501          514

  Net loss                                             $  (56)      $  (76)

Net loss allocated to general
  partner (1%)                                         $   (1)      $   (1)
Net loss allocated to Class A
  limited partners (98.01%)                               (54)         (74)
Net loss allocated to Class B
  limited partners (.99%)                                  (1)          (1)

                                                       $  (56)      $  (76)

Net loss per Class A limited
  partnership unit                                     $ (.06)      $ (.09)

                See Accompanying Notes to Financial Statements


c)                     BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                                      (in thousands)

                                    General        Limited Partners
                                    Partner      Class A       Class B      Total
Original capital contributions             1    $    8,420     $    86    $   8,507

Partner's capital (deficit) at
  December 31, 1996                 $    (56)   $      445     $    21    $     410

Net loss for the three
  months ended March 31, 1997             (1)          (54)         (1)         (56)

Partners' capital (deficit)
  at March 31, 1997                 $    (57)   $      391     $    20    $     354

                      See Accompanying Notes to Financial Statements

d)               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

<aption>
                                                                Three Months Ended
                                                                    March 31,
                                                                1997          1996
Cash flows from operating activities:
  Net loss                                                    $  (56)       $  (76)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation                                                 105           106
    Amortization of loan costs and leasing commissions             3             4
    Change in accounts:
      Restricted cash                                             (2)           --
      Accounts receivable                                        (36)          107
      Escrows for taxes and insurance                             28             2
      Other assets                                                 2             2
      Accounts payable                                           (10)           (3)
      Tenant security deposit liabilities                          2             3
      Accrued taxes                                              (30)           (5)
      Other liabilities                                         (127)            4

         Net cash (used in) provided by operating
            activities                                          (121)          144

Cash flows from investing activities:

         Net cash used in investing activities                    --            --

Cash flows from financing activities:
  Mortgage principal payments                                    (77)          (53)
         Net cash used in financing activities                   (77)          (53)

Net (decrease) increase in cash and cash equivalents            (198)           91

Cash and cash equivalents at beginning of period                 964           700

Cash and cash equivalents at end of period                    $  766        $  791

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  367        $  279

                See Accompanying Notes to Financial Statements

e)               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Brunner Management Limited Partnership), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Reclassifications

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner for the three months ended March 31, 1997 and 1996 (in thousands):


                                                        1997          1996

Property management fees                                 $13          $14
Reimbursement for services of affiliates                   5            8
Leasing commissions                                        5            5

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1997 and 1996:

                                                       Average
                                                      Occupancy
                                                  1997         1996

Gateway Plaza
  Mt. Sterling, Kentucky                           96%          95%
Highpoint Village
  Bellefontaine, Ohio                              96%          95%

Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. To date, two tenants have exercised this option, however, rental revenues have not been materially impacted. However, it is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future.

The Partnership realized a net loss of $56,000 for the three months ended March 31, 1997 compared to $76,000 for the three months ended March 31, 1996. The decrease in net loss for the period ended March 31, 1997 is primarily due to decreased general and administrative expenses. General and administrative expenses decreased due to decreased professional fees for the three months ended March 31, 1997 compared to the corresponding period of 1996.

At March 31, 1997, the Partnership held unrestricted cash of $766,000 compared to $791,000 at March 31, 1996. Net cash used in operations increased primarily due to increased interest payments and decreased collections of accounts receivables. Interest payments increased due to interest for March being paid for each property on March 31, 1997. Net cash used in financing activities increased due to the early payment of the mortgage payment for both properties on March 31, 1997 rather than April 1, the due date.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Due to the successful closing of the long-term financing on Highpoint and Gateway, the level of existing liquid assets is believed to be sufficient to meet any near term needs of the Partnership. No distributions were made in 1996 or during the first quarter of 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1997.

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibit 27 , Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.


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

                         Date: May 15, 1997