Form 10QSB
period 1997-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1997-08-08
CIK 847319

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                June 30, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                    $   959
    Restricted-tenant security deposits                                   8
  Accounts receivable                                                   102
  Escrows for taxes and insurance                                        57
  Other assets                                                           93
  Investment properties:
    Land                                            $ 1,525
    Buildings and related personal property          12,908
                                                     14,433
    Less accumulated depreciation                    (3,378)         11,055
                                                                    $12,274

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                  $     1
  Tenant security deposits                                                8
  Accrued taxes                                                          51
  Other liabilities                                                     160
  Mortgage notes payable                                             11,778

Partners' Capital (Deficit)
  General Partner's                                 $   (57)
  Class A Limited Partners' - (850,900 units)           313
  Class B Limited Partners' - (8,600 units)              20             276
                                                                    $12,274

                See Accompanying Notes to Financial Statements


b)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                               STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                        1997         1996         1997         1996
Revenues:
  Rental income                       $   476      $   461      $   911      $   890
  Other income                             10            7           20           16
       Total revenues                     486          468          931          906

Expenses:
  Operating                               143           69          221          143
  General and administrative               15           18           34           50
  Depreciation                            107          107          212          213
  Interest                                273          279          549          559
  Property taxes                           26           26           49           48
       Total expenses                     564          499        1,065        1,013

Net loss                              $   (78)     $   (31)     $  (134)     $  (107)

Net loss allocated
  to general partner (1%)             $    (1)     $    --      $    (1)     $    (1)

Net loss allocated to Class A
  limited partners (98.01%)               (76)         (31)        (132)        (105)

Net loss allocated to Class B
  limited partners (.99%)                  (1)          --           (1)          (1)

                                      $   (78)     $   (31)     $  (134)     $  (107)

Net loss per Class A limited
  partnership unit                    $  (.09)     $  (.04)     $  (.16)     $  (.12)

                     See Accompanying Notes to Financial Statements


c)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                                     (in thousands)

                                     General        Limited Partners'
                                    Partner's      Class A      Class B      Total
Original capital contributions     $      1       $  8,420     $     86    $  8,507

Partners' (deficit) capital at
  December 31, 1996                $    (56)      $    445     $     21    $    410

Net loss for the six months
  ended June 30, 1997                    (1)          (132)          (1)       (134)

Partners' (deficit) capital
  at June 30, 1997                 $    (57)      $    313     $     20    $    276

                     See Accompanying Notes to Financial Statements

d)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III


                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1997          1996
Cash flows from operating activities:
  Net loss                                                   $ (134)        $ (107)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                212            213
    Amortization of loan costs and leasing commissions            6              8
    Change in accounts:
      Restricted cash                                            (2)            --
      Accounts receivable                                        31            108
      Escrows for taxes and insurance                            --            (25)
      Other assets                                               (4)             1
      Accounts payable                                          (19)            (1)
      Tenant security deposit liabilities                         2              2
      Accrued taxes                                              (5)            22
      Other liabilities                                          25              6

         Net cash provided by operating activities              112            227

Cash flows from investing activities:                            --             --

Cash flows from financing activities:
  Payments on mortgage notes payable                           (117)          (108)

         Net cash used in financing activities                 (117)          (108)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                               (5)           119

Unrestricted cash and cash equivalents at beginning
  of period                                                     964            700

Unrestricted cash and cash equivalents at end of period      $  959         $  819

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  548         $  557

                     See Accompanying Notes to Financial Statements

e)               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner for the six month periods ended June 30, 1997 and 1996 (in thousands):


                                                          1997          1996

Property management fees (included in operating
  expenses)                                               $29           $27
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  10            13

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                         Average
                                                        Occupancy

                                                    1997        1996
Gateway Plaza
  Mt. Sterling, Kentucky                            54%         85%

Highpoint Village
  Bellefontaine, Ohio                               95%         94%

Wal-Mart, an anchor tenant, vacated the Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. To date, two tenants have exercised this option; however, rental revenues have not been materially impacted. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future.

The Partnership realized a net loss of approximately $134,000 for the six months ended June 30, 1997 compared to a net loss of approximately $107,000 for the six months ended June 30, 1996. The Partnership's net loss for the three months ended June 30, 1997 was approximately $78,000 compared to a net loss of approximately $31,000 for the three months ended June 30, 1996. The increase in net loss for the three and six month periods ended June 30, 1997 is primarily due to increased operating expenses due to $100,000 in extensive parking lot repairs at Highpoint Village. During the six month periods ended June 30, 1997 and 1996, there were no other significant expenditures for major repairs and maintenance. Partially offsetting this increase was a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to decreased professional fees for the six months ended June 30, 1997 compared to the corresponding period of 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $959,000 compared to $819,000 at June 30, 1996. Net cash provided by operating activities decreased due to the increased operating expenses discussed above and the change in accounts receivable related to timing of collections. Net cash used in financing activities increased due to the increased principal portion of the monthly mortgage payments on the investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient to meet any near-term needs of the Partnership. The mortgage indebtedness of $11,778,000 matures in 2008 with
balloon payments due at maturity at     which time the properties will either
be refinanced or sold. No distributions were made in 1996 or during the first six months of 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1997.

                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 1997.


                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BRUNNER COMPANIES INCOME PROPERTIES L.P. III,

                         By:  Brunner Management Limited Partnership
                              Its General Partner

                         By:  104 Management, Inc.
                              Its Managing General Partner


                         By:  /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President


                         By:  /s/ Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President/CAO


                         Date:  August 8, 1997