Form 10QSB
period 1997-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1997-11-05
CIK 847319

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                     $   830
    Restricted-tenant security deposits                                    8
  Accounts receivable                                                    113
  Escrows for taxes and insurance                                         71
  Other assets                                                           103
  Investment properties:
    Land                                             $ 1,525
    Buildings and related personal property           12,908
                                                      14,433
    Less accumulated depreciation                     (3,485)         10,948
                                                                     $12,073

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $     4
  Tenant security deposits                                                 8
  Accrued taxes                                                           77
  Other liabilities                                                      105
  Mortgage notes payable                                              11,718

Partners' Capital (Deficit)
  General Partner's                                   $  (58)
  Class A Limited Partners' - (850,900 units)            200
  Class B Limited Partners' - (8,600 units)               19             161
                                                                     $12,073


                    See Accompanying Notes to Financial Statements

b)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                               1997        1996        1997        1996
Revenues:
  Rental income                              $  416     $   432    $  1,327     $ 1,322
  Other income                                    9          12          29          28
       Total revenues                           425         444       1,356       1,350

Expenses:
  Operating                                     117          56         338         199
  General and administrative                     18           4          52          54
  Depreciation                                  107         106         319         319
  Interest                                      272         277         821         836
  Property taxes                                 26          25          75          73
       Total expenses                           540         468       1,605       1,481

Net loss                                    $  (115)    $   (24)    $  (249)    $  (131)

Net loss allocated
  to general partner (1%)                   $    (1)    $    --     $    (2)    $    (1)

Net loss allocated
   to Class A limited partners (98.01%)        (113)        (24)       (245)       (129)

Net loss allocated
   to Class B limited partners (.99%)            (1)         --          (2)         (1)

                                            $  (115)    $   (24)    $  (249)    $  (131)
Net loss per Class A limited
  partnership unit                          $  (.13)    $  (.03)    $  (.29)    $  (.15)

                     See Accompanying Notes to Financial Statements

c)                   BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                                     (in thousands)

                                     General        Limited Partners'
                                    Partner's       Class A      Class B      Total
Original capital contributions     $      1       $  8,420     $     86     $  8,507

Partners' (deficit) capital at
  December 31, 1996                $    (56)      $    445     $     21     $    410

Net loss for the nine months
  ended September 30, 1997               (2)          (245)          (2)        (249)

Partners' (deficit) capital
  at September 30, 1997            $    (58)      $    200     $     19     $    161

                     See Accompanying Notes to Financial Statements

d)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                1997           1996
Cash flows from operating activities:
  Net loss                                                  $   (249)      $   (131)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                 319            319
    Amortization of loan costs and leasing commissions            10             16
    Change in accounts:
      Restricted cash                                             (2)            (2)
      Accounts receivable                                         20            159
      Escrows for taxes and insurance                            (14)            (5)
      Other assets                                               (18)           (10)
      Accounts payable                                           (16)           (16)
      Tenant security deposit liabilities                          2              2
      Accrued taxes                                               21             20
      Other liabilities                                          (30)             7

         Net cash provided by operating activities                43            359

Cash flows from investing activities:                             --             --

Cash flows from financing activities:
  Payment on mortgage notes payable                             (177)          (163)

         Net cash used in financing activities                  (177)          (163)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                              (134)           196

Unrestricted cash and cash equivalents at beginning
  of period                                                      964            700

Unrestricted cash and cash equivalents at end of period     $    830       $    896

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    820       $    834

                     See Accompanying Notes to Financial Statements

e)               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties L.P. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner for the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                          1997      1996

Property management fees (included in operating
  expenses)                                               $42        $42
Reimbursement for services of affiliates (included in
  general and administrative expenses)                     19         20


For the period January 1, 1996 to August 31, 1997 the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                      Average
                                                     Occupancy
                                                  1997         1996
  Gateway Plaza
    Mt. Sterling, Kentucky                         56%         75%
  Highpoint Village
    Bellefontaine, Ohio                            95%         94%

Wal-Mart, an anchor tenant, vacated the Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. To date, two tenants have exercised this option; however rental revenues have not been materially impacted. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Gateway Plaza's average occupancy shown above represents the shopping center's physical occupancy. Because Wal-Mart has continued making its rental payments, the center's economic average occupancy for the nine months ended September 30, 1997 is 97%.

The Partnership realized a net loss of approximately $249,000 for the nine months ended September 30, 1997, compared to a net loss of approximately $131,000 for the nine months ended September 30, 1996. The Partnership's net loss was approximately $115,000 for the three months ended September 30, 1997, compared to a net loss of approximately $24,000 for the corresponding period of 1996. The increase in net loss for the three and nine month periods ended September 30, 1997 is primarily due to increased operating expenses due to extensive parking lot repairs at Highpoint Village. During the nine month periods ended September 30, 1997 and 1996, there were no other significant expenditures for major repairs and maintenance. During the nine month periods ended September 30, 1997 and 1996, revenues and all other expenses remained relatively consistent.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of $830,000 compared to $896,000 at September 30, 1996. Net cash provided by operating activities decreased due to the increased operating expenses discussed above and the change in accounts receivable related to timing of collections. Net cash used in financing activities increased due to the increased principal portion of the monthly mortgage payments on the investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient to meet any near-term needs of the Partnership. The mortgage indebtedness of $11,718,000 matures in 2008 with balloon payments due at maturity at which time the properties will either be refinanced or sold. No distributions were made in 1996 or during the first nine months of 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1997.

                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended September 30, 1997.



                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BRUNNER COMPANIES INCOME PROPERTIES L.P. III

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


                         Date: November 4, 1997