Form 10KSB
period 1997-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1998-03-25
CIK 847319

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the fiscal year ended December 31, 1997

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

                           Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $1,815,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated May 12, 1989 (included in Registration Statement, No. 33-27407, of Registrant) are incorporated by reference into Parts I and III.
                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

Brunner Companies Income Properties L.P. III (the "Partnership" or "Registrant") is a Delaware limited partnership formed in March 1989. The Partnership will continue in existence until December 31, 2008, unless earlier dissolved or terminated. Brunner Management Limited Partnership (the "General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

As of December 31, 1997, the Partnership had 850,900 units of Class A Limited Partnership Interest ("Units") and 8,600 units of Class B Limited Partnership
Interest ("Subordinated Interest") issued and outstanding.   The Subordinated
Interest was sold to the Managing General Partner. Holders of the Units are referred to as "Unitholders", the holder of the Subordinated Interest is referred to as the "Subordinated Limited Partner", and Unitholders and the Subordinated Limited Partner are collectively referred to as "Limited Partners." Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partners, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

The offering terminated in September 1989. Upon termination of the offering, the Partnership had accepted subscriptions for 851,400 Units of Class A Interest and 8,600 units of Class B Interest purchased by the General Partner for aggregate gross proceeds of $8,506,170. During 1994, the number of Class A Limited Partnership units decreased by 500 units due to Class A Limited Partners abandoning their units. The Partnership invested substantially all of the net offering proceeds in four investment properties (the "Retail Centers") which were acquired on September 22, 1989. During 1995, two of these Retail Centers were foreclosed upon by the lender. The Partnership will not acquire or invest in any other properties or debt or equity securities of any other issuers (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

The General Partner and the Managing General Partner are affiliates of a related group of corporations and partnerships engaged generally in the real estate development business. Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management Inc. on March 5, 1993. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership is in the business of owning and operating for investment two regional shopping centers: Gateway Plaza, Mt. Sterling, Kentucky, and Highpoint Village, Bellefontaine, Ohio. During 1995, two of the Partnership's investment properties, Forest Ridge and Bay Village, were foreclosed upon, leaving the Partnership with the two remaining shopping centers mentioned previously. See "Item 2. Description of Properties" for additional information regarding the Retail Centers.

The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                          Date of
Property                  Purchase       Type of Ownership          Use

Gateway Plaza             09/22/89   Fee ownership, subject to   Retail Center
 Mt. Sterling, Kentucky              first mortgage              160,000 sq.ft.

Highpoint Village         09/22/89   Fee ownership, subject to   Retail Center
 Bellefontaine, Ohio                 first mortgage              173,000 sq.ft.

A significant feature of all the retail centers is the fact that approximately 77% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit worthy tenants and tend to attract greater traffic to the retail centers.

SCHEDULE OF PROPERTIES (in thousands):


                     Gross
                    Carrying    Accumulated     Useful                Federal
Property              Value    Depreciation      Life       Method   Tax Basis

Gateway Plaza       $ 6,174     $ 1,606        3-31.5 yrs    S/L     $ 6,022
Highpoint Village     8,263       1,986        5-31.5 yrs    S/L       6,601

                    $14,437     $ 3,592                              $12,623


See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                    Principal                                      Principal
                   Balance At    Stated                             Balance
                  December 31,  Interest    Period      Maturity     Due At
     Property         1997        Rate     Amortized      Date      Maturity

Gateway Plaza       $ 5,363       9.25%    20.75 yrs    01/01/08     $ 3,498

Highpoint Village     6,293       9.25%    20.50 yrs    10/01/08       3,770

  Total             $11,656

The mortgage notes payable are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                         Average Annual
                          Rental Rates         Average Annual
                       (per Square Foot)         Occupancy
                         1997       1996       1997       1996

Gateway Plaza            $4.63      $4.80       55%        70%
Highpoint Village         4.88       4.92       94%        94%

Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. To date, two tenants have exercised this option; however rental revenues have not been materially impacted. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Gateway Plaza's average occupancy shown above represents the shopping center's physical occupancy. Because Wal-Mart has continued making its rental payments, the center's economic average occupancy for the years ended December 31, 1997 and 1996 is 97% and 96%, respectively.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other retail centers in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1998-2007:


                       Number of                                 % of Gross
                      Expirations   Square Feet   Annual Rent   Annual Rent
                                                (in thousands)
    Gateway Plaza

        1998               5          8,900         $ 75           10.1%
        1999               4         13,730           87           11.7%
        2000               5         11,000           88           11.9%
        2001               0              0            0            0.0%
        2002               1          2,650           17            2.3%
      2003-2007            0              0            0            0.0%

  Highpoint Village

        1998               1          2,400         $ 23            3.0%
        1999               2          3,000           27            3.6%
        2000               2          4,400           38            5.1%
        2001               4         11,700           98           12.9%
      2002-2007            0              0            0            0.0%


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                                      Square Footage    Annual Rent      Lease
                   Nature of Business     Leased     Per Square Foot  Expiration

Gateway Plaza      Discount Store         65,930         $3.45        02/01/08
                   Clothing Store         22,731          3.76        02/28/09
                   Grocery Store          30,280          5.30        05/09/16

Highpoint Village  Discount Store         85,930         $2.62        10/14/08
                   Grocery Store          52,373          6.77        01/14/10

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                   1997                1997
                                  Taxes                Rate

Gateway Plaza                      $43                 .97%
Highpoint Village                   55                4.30%

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of January 1, 1998, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 654 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future.

No cash distributions were paid during 1997 or 1996. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was $279,000 compared to a net loss of $209,000 for the year ended December 31, 1996. The increase in net loss for the year ended December 31, 1997, is primarily due to increased operating expenses due to extensive parking lot repairs during 1997 at Highpoint Village. During the years ended December 31, 1997 and 1996, there were no other significant expenditures for major repairs and maintenance. Revenues and all other expenses remained relatively consistent during the years ended December 31, 1997 and 1996.

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

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of $837,000 compared to $964,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997, is $127,000 compared to a net increase of $264,000 for the year ended December 31, 1996. Net cash provided by operations decreased due to the increased operating expenses, as discussed above, and the change in accounts receivable related to timing of collections. Net cash used in financing activities increased due to the increased principal portion of the monthly mortgage payments on the investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near term needs of the Partnership. The mortgage indebtedness of $11,656,000 matures in 2008 with balloon payments due at maturity at which time the properties will either be refinanced or sold. No distributions were made in 1997 or 1996 and future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS


 BRUNNER COMPANIES INCOME PROPERTIES L.P. III

 LIST OF FINANCIAL STATEMENTS



    Report of Ernst & Young LLP, Independent Auditors

    Balance Sheet - December 31, 1997

    Statements of Operations - Years ended December 31, 1997 and 1996

    Statements of Changes in Partners' Capital (Deficit) - Years ended
      December 31, 1997 and 1996

    Statements of Cash Flows - Years ended December 31, 1997 and 1996

    Notes to Financial Statements











                Report of Ernst & Young LLP, Independent Auditors



 The Partners
 Brunner Companies Income Properties L.P. III


 We have audited the accompanying balance sheet of Brunner Companies Income Properties L.P. III as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties L.P. III at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 6, 1998,
except for Note I, as to which the date is March 17, 1998


                 BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                BALANCE SHEET
                       (in thousands, except unit data)

                              December 31, 1997



Assets
   Cash and cash equivalents                                         $   837
   Receivables and deposits                                              249
   Other assets                                                          101
   Investment properties:
     Land                                             $  1,525
     Buildings and related personal property            12,912
                                                        14,437
     Less accumulated depreciation                      (3,592)       10,845

                                                                     $12,032

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                  $    17
   Tenant security deposits payable                                        7
   Accrued property taxes                                                 56
   Other liabilities                                                     165
   Mortgage notes payable                                             11,656

Partners' Capital (Deficit)
   General partner's                                  $    (59)
   Class A limited partners' - 850,900 units
     issued and outstanding                                172
   Class B limited partner's - 8,600 units
     issued and outstanding                                 18           131

                                                                     $12,032

                See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Years Ended December 31,
                                                            1997         1996
Revenues:
  Rental income                                          $   1,773    $   1,781
  Other income                                                  42           38
     Total revenues                                          1,815        1,819

Expenses:
  Operating                                                    413          324
  General and administrative                                    66           69
  Depreciation                                                 426          426
  Interest                                                   1,092        1,112
  Property taxes                                                97           97
     Total expenses                                          2,094        2,028

Net loss                                                 $    (279)   $    (209)

Net loss allocated to general partner (1%)               $      (3)   $      (2)
Net loss allocated to Class A limited partners (98.01%)       (273)        (205)
Net loss allocated to Class B limited partners (.99%)           (3)          (2)
                                                         $    (279)   $    (209)

Net loss per Class A limited partnership unit            $    (.32)   $    (.24)

                   See Accompanying Notes to Financial Statements


                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (in thousands)


                                   General      Limited Partners
                                   Partner     Class A    Class B    Total

Original capital contributions    $     1     $ 8,420    $    86   $ 8,507

Partners' (deficit) capital at
  December 31, 1995               $   (54)    $   650    $    23   $   619

Net loss for the year ended
  December 31, 1996                    (2)       (205)        (2)     (209)

Partners' (deficit) capital at
  December 31, 1996                   (56)        445         21       410

Net loss for the year ended
  December 31, 1997                    (3)       (273)        (3)     (279)

Partners' (deficit) capital
  at December 31, 1997            $   (59)    $   172    $    18   $   131

                 See Accompanying Notes to Financial Statements

                       BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                                 STATEMENTS OF CASH FLOWS
                                      (in thousands)


                                                       Years Ended December 31,
                                                           1997         1996
Cash flows from operating activities:
  Net loss                                              $   (279)   $   (209)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                             426         426
    Amortization of loan costs and leasing
      commissions                                             13          19
    Change in accounts:
      Receivables and deposits                               (53)        126
      Other assets                                           (19)         (6)
      Accounts payable                                        (3)         (1)
      Tenant security deposits payable                         1           2
      Accrued property taxes                                  --          (1)
      Other liabilities                                       30         116

         Net cash provided by operating activities           116         472

Cash flows from investing activities:
  Property improvements and replacements                      (4)         (7)

         Net cash used in investing activities                (4)         (7)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (239)       (201)

         Net cash used in financing activities              (239)       (201)

Net (decrease) increase in cash and cash equivalents        (127)        264

Cash and cash equivalents at beginning of year               964         700

Cash and cash equivalents at end of year                $    837    $    964

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  1,090    $  1,018

                      See Accompanying Notes to Financial Statements


                    BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                         Notes to Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Brunner Companies Income Properties L.P. III (the "Partnership") a Delaware limited partnership, was formed on March 10, 1989, for the purpose of acquiring and operating the following retail centers: Bay Village, a 133,474 square foot retail center in Conway, South Carolina; Forest Ridge, a 164,672 square foot retail center in Asheville, North Carolina; Gateway Plaza, a 160,021 square foot retail center in Mt. Sterling, Kentucky; and Highpoint Village, a 173,303 square foot retail center in Bellefontaine, Ohio (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was related to the then general partners of the Partnership. On January 5, 1995, and December 4, 1995, respectively, the mortgage holder on the Forest Ridge Shopping Center and Bay Village Shopping Center foreclosed on the properties.

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

Investment Properties: Investment properties are stated at cost less reductions for permanent impairments. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation: Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the applicable leases.

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

Leases: The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

Lease Commissions: Lease commissions are capitalized and are amortized by the straight-line method over the term of the applicable lease. Lease commissions of approximately $43,000, net of accumulated amortization of approximately $34,000, are included in other assets.

Loan Costs: Loan costs of approximately $23,000, net of accumulated amortization of approximately $6,000, are included in other assets and are being amortized on a straight-line basis over the terms of the respective loans.

Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant security deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income taxes: No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partners are responsible for their respective share of Partnership net income or loss.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments, based on estimated borrowing rates currently available to the Partnership, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - PARTNERSHIP ALLOCATIONS OF INCOME, LOSS, AND DISTRIBUTIONS

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

      Fifth, to the General Partner until its original capital contribution is reduced to zero; and

      The balance, if any, 74.25% to the Class A Limited Partners, .75% to the Class B Limited Partners and 25% to the General Partner.

As of December 31, 1997, the Partnership had an undeclared distribution arrearage of approximately $5,435,000 or $6.39 per Class A unit and approximately $71,000 or $8.25 per Class B unit of the cumulative annual 10% cash returns.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows (in thousands):


                    Principal      Monthly
                    Balance At    Principal   Stated               Balance
                   December 31, and Interest Interest   Maturity    Due At
     Property          1997        Payment     Rate       Date     Maturity

Gateway Plaza        $ 5,363       $ 51       9.25%    01/01/08      $3,498

Highpoint Village      6,293         60       9.25%    10/01/08       3,770

      Total          $11,656       $111


The mortgage notes payable are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of the revenues from the respective properties.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                                1998         $   263
                                1999             288
                                2000             316
                                2001             346
                                2002             380
                             Thereafter       10,063

                                             $11,656

NOTE D - OPERATING LEASES

Tenants are responsible for their own utilities, maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying statements of operations as property taxes and operating expenses.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


                                1998         $ 1,463
                                1999           1,351
                                2000           1,223
                                2001           1,080
                                2002           1,044
                             Thereafter        7,559

                                             $13,720


Three anchor tenants represent $11,823,000 of the above minimum future rentals under leases expiring in 2008, 2010 and 2016.

NOTE E - MAJOR TENANTS

Rent from tenants (excluding tenant reimbursements) representing at least 10% of rental income were as follows (in thousands):


                                  1997                    1996
                           Amount     Percent      Amount     Percent

Wal-Mart Stores             $  452      25%        $  452       25%
Kroger                         345      19%           345       19%

NOTE F - INCOME TAXES

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):


                                                       1997          1996

Net loss as reported                               $  (279)      $   (209)
Add (deduct):
     Depreciation differences                          (29)           (28)
     Unearned income                                    30              3
     Miscellaneous                                      (4)            28

Federal taxable loss                               $  (282)      $   (206)

Federal taxable loss per Class A
     limited partnership unit                      $  (.30)      $   (.24)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


           Net assets as reported              $   131
           Land and buildings                    1,872
           Accumulated depreciation                (94)
           Syndication costs                       831
           Other                                    60

           Net assets - Federal tax basis      $ 2,800

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1997 and 1996 (in thousands):


                                                        1997         1996

  Property management fees (included in
    operating expenses)                                 $53          $54

  Reimbursement for services of affiliates
    (included in general and administrative
     expenses)                                           25           26


Additionally, the Partnership paid approximately $19,000 and $7,000 during the years ended December 31, 1997 and 1996, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)


                                         Initial Cost
                                          To Partnership
                                                             Net Costs
                                               Buildings    Capitalized
                                              and Related    (Removed)
                                               Personal    Subsequent to
    Description      Encumbrances    Land      Property     Acquisition

Gateway Plaza         $ 5,363       $1,021    $ 6,591        (1,438)

Highpoint Village       6,293          721      7,848          (306)

Totals                $11,656       $1,742    $14,439      $ (1,744)


                       Gross Amount At Which Carried
                          At December 31, 1997

                             Buildings
                            And Related
                              Personal             Accumulated    Date      Depreciable
    Description      Land     Property    Total    Depreciation Acquired    Life-Years
Gateway Plaza       $  835   $  5,339    $ 6,174      $ 1,606   09/22/89      3-31.5

Highpoint Village      690      7,573      8,263        1,986   09/22/89      5-31.5

   Totals           $1,525   $ 12,912    $14,437      $ 3,592

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                         1997          1996
 Investment Properties

 Balance at beginning of year                          $14,433       $14,426
 Property improvements                                       4             7
 Balance at end of year                                $14,437       $14,433

 Accumulated Depreciation

 Balance at beginning of year                          $ 3,166       $ 2,740
 Additions charged to expense                              426           426
 Balance at end of year                                $ 3,592       $ 3,166


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $16,309,000 and $16,305,000, respectively. The accumulated depreciation balance for Federal income tax purposes at December 31, 1997 and 1996, is $3,686,000 and $3,231,000, respectively.

NOTE I - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. The Managing General Partner manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names and ages of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, their ages and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                             Age                Position

Carroll D. Vinson                57            President and Director

William H. Jarrard, Jr.          51            Vice President

Robert D. Long, Jr.              30            Vice President and Chief
                                               Accounting Officer

Daniel M. LeBey                  32            Secretary

Kelley M. Buechler               40            Assistant Secretary

Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE")and subsidiaries since August of 1994. MAE is an affiliate of Insignia Financial Group, Inc. ("Insignia"). He has acted as Chief Operating Officer of Insignia Properties Trust ("IPT"), an affiliate of Insignia, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.    EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, there were 850,900 Limited Partnership Units ("Units") and 8,600 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of January 1, 1998, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                                       Units of Subordinated
Name and Address                       Units (1)            Interest (1)
   or Group                         Amount   Percent      Amount   Percent

Insignia Brunner L.P.                 --         --        8,600    100%
One Insignia Financial Plaza
Greenville, SC 29602

Hamilton National Life              106,383(2)  12.5%        --       --
Insurance Company
of America
32991 Hamilton Court/Ste 100
Farmington Hills,
Michigan 48334-3305

Cosmo Plastics Company               50,000      5.9%        --       --
30201 Aurora Road
Cleveland, OH  44139

The Ohio Company                    42,950 (3)   5.05%      --       --
155 East Broad Street
Columbus, OH 43215

All directors and officers            --         --          --       --
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

(3) These units are held by The Ohio Company as custodian under 76 separate custodial agreements. No single such custodial account holds more than 5% of the outstanding units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The following payments were made to affiliates of the Managing General Partner in 1997 and 1996 (in thousands):


                                                        1997         1996


  Property management fees                              $53          $54

  Reimbursement for services of affiliates               25           26

Additionally, the Partnership paid approximately $19,000 and $7,000 during the years ended December 31, 1997 and 1996, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 31, 1997 and 1996.

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

 (b)       Reports on Form 8-K filed during the fourth quarter of 1997:  None


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


                      BRUNNER COMPANIES INCOME PROPERTIES L.P. III, A Delaware Limited Partnership

                      By:  Brunner Management Limited Partnership
                           Its General Partner

                      By:  104 Management, Inc.
                           Its Managing General Partner


                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President and Director

                      Date: March 23, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson            President and           Date:  March 23, 1998
Carroll D. Vinson                Director



/s/ Robert D. Long, Jr.          Vice President and      Date:  March 23, 1998
Robert D. Long, Jr.              Chief Accounting
                                 Officer

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

  10.1 Purchase Agreement for Gateway Plaza; incorporated by reference to Exhibit 19.3 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.2 First Amendment to Real Property Purchase Agreement for Gateway Plaza, dated September 22, 1989 between Tennessee & Associates - IV ("T&A-IV") and the Partnership; incorporated by reference to Exhibit 10.4 to Form 10-K for fiscal year ended December 31, 1989

  10.3 Second Amendment to Real Property Purchase Agreement for Gateway Plaza, dated March 23, 1990, between T&A-IV and the Partnership; incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1989

  10.4 Purchase Agreement for Highpoint Village; incorporated by reference to Exhibit 19.4 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.5 First Amendment to Real Property Purchase Agreement for Highpoint Village, dated September 22, 1989, between Tennessee & Associates-VII ("T&A-VII") and the Partnership; incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1989

  10.6 Second Amendment to Real Property Purchase Agreement for Highpoint Village, dated March 23, 1990 between T&A-VII and the Partnership; incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1989

  10.7 Gateway Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-27407 on Form S-11

  10.8 Gateway Plaza Lease with J.C. Penny Company, Inc., incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-27407 on Form S-11

  10.9 Gateway Plaza Lease with Food Lion, Inc.; incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-27407 on Form S-11

  10.10          Highpoint Village Lease with Wal-Mart Stores, Inc.;
                 incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-27407 on Form S-11

  10.11 Second Amendment to Highpoint Village Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.27 to Form 10-K for fiscal year ended December 31, 1989

  10.12 Highpoint Village Lease with The Kroger Co.; incorporated by reference to Exhibit 10.20 to Registration Statement No. 33-27407 on Form S-11

  10.13 Promissory Note for $5,850,000 secured by a Mortgage on Gateway Plaza, with Commonwealth Life Insurance Company as Payee, incorporated by reference to Exhibit 19.26 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.14 Promissory Note for $6,600,000 secured by a Mortgage on Highpoint Village, with Commonwealth Life Insurance Company as Payee; incorporated by reference to Exhibit 19.27 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.15 Mortgage, Assignment of Rents and Security Agreement for Gateway Plaza to Commonwealth Life Insurance Company; incorporated by reference to Exhibit 19.28 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.16 Mortgage, Assignment of Rents and Security Agreement for Highpoint Village to Commonwealth Insurance Company; incorporated by reference to Exhibit 19.29 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.17 Assignment of Rents and Leases for Gateway Plaza to Commonwealth Insurance Company; incorporated by reference
                 Exhibit 19.30 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.18 Assignment of Rents and Leases for Highpoint Village to Commonwealth Insurance Company; incorporated by reference to
                 Exhibit 19.31 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.19 Modification of Promissory Note, Mortgage and Security Agreement and Security Documents for Gateway Plaza between T&A-IV and Fleet National Bank, dated May 12, 1989; incorporated by reference to Exhibit 19.36 to Form 10-Q for the fiscal quarter ended September 30, 1989

  10.20 Advisory Agreement made as of September 1, 1991 between Brunner Companies Income Properties L.P. III and Insignia GP Corporation and Insignia Financial Group, Inc. by reference to Form 10-Q for fiscal quarter ended September 30, 1991

  10.21 First Amendment to Advisory Agreement changing effective date from September 1, 1991 to October 1, 1991 by reference to Form 10-Q for the fiscal quarter ended September 30, 1991

  10.22 Transfer Agent Agreement between Brunner Companies Income Properties L.P. III and Insignia GP Corporation incorporated by reference to exhibit 10.105 to Form 10-K for fiscal year ended December 31, 1991

  10.23 Property Management Agreement for Highpoint Village incorporated by reference to exhibit 10.106 to Form 10-K for fiscal year ended December 31, 1991

  10.24 Property Management Agreement for Gateway Plaza incorporated by reference to exhibit 10.107 to Form 10-K for fiscal year ended December 31, 1991

  10.25 Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to exhibit 2 to Form 8-K dated March 5, 1993

  27             Financial Data Schedule