Form 10QSB
period 1998-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1998-05-11
CIK 847319

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

                                 (864) 239-1000
                           Issuer's telephone number


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

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                       $   717
  Receivables and deposits                                            237
  Other assets                                                         94
  Investment properties:
    Land                                          $ 1,525
    Buildings and related personal property        12,912
                                                   14,437
    Less accumulated depreciation                  (3,697)         10,740
                                                                  $11,788


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    10
  Tenant security deposit payable                                       8
  Accrued property taxes                                               26
  Other liabilities                                                    98
  Mortgage notes payable                                           11,593

Partners' Capital (Deficit)
  General Partner's                               $   (60)
  Class A limited partners' (850,900 units
   issued and outstanding)                             96
  Class B limited partners' (8,600 units
   issued and outstanding)                             17              53
                                                                  $11,788
                 See Accompanying Notes to Financial Statements


b)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                      Three Months Ended
                                                           March 31,
                                                      1998           1997
Revenues:
  Rental income                                     $   407        $   435
  Other income                                            9             10
       Total revenues                                   416            445

Expenses:
  Operating                                              73             78
  General and administrative                             24             19
  Depreciation                                          105            105
  Interest                                              268            276
  Property taxes                                         24             23
       Total expenses                                   494            501

Net loss                                            $   (78)       $   (56)

Net loss allocated to general
  partner (1%)                                      $    (1)       $    (1)
Net loss allocated to Class A
  limited partners (98.01%)                             (76)           (54)
Net loss allocated to Class B
  limited partners (.99%)                                (1)            (1)

                                                    $   (78)       $   (56)

Net loss per Class A limited
  partnership unit                                  $  (.09)       $  (.06)

                 See Accompanying Notes to Financial Statements

c)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)

                                     General        Limited Partners'
                                    Partner's       Class A      Class B      Total
Original capital contributions     $      1       $  8,420      $    86     $ 8,507

Partner's (deficit) capital at
  December 31, 1997                $    (59)      $    172      $    18     $   131

Net loss for the three
  months ended March 31, 1998            (1)           (76)          (1)        (78)

Partners' (deficit) capital at
  March 31, 1998                   $    (60)      $     96      $    17     $    53

                 See Accompanying Notes to Financial Statements

d)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               1998          1997
Cash flows from operating activities:
  Net loss                                                   $  (78)      $  (56)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                              105          105
      Amortization of loan costs and leasing
        commissions                                               4            3
      Change in accounts:
        Receivables and deposits                                 12          (15)
        Other assets                                              3            2
        Accounts payable                                         (7)         (10)
        Tenant security deposit liabilities                       1            2
        Accrued property taxes                                  (30)         (30)
        Other liabilities                                       (67)        (127)

           Net cash used in operating activities                (57)        (126)

Cash flows from investing activities                             --           --

Cash flows from financing activities:
  Mortgage principal payments                                   (63)         (77)

           Net cash used in financing activities                (63)         (77)

Net decrease in cash and cash equivalents                      (120)        (203)

Cash and cash equivalents at beginning of period                837          964

Cash and cash equivalents at end of period                   $  717       $  761

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  269       $  367

                 See Accompanying Notes to Financial Statements


e)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. A majority of the outstanding stock of the Managing General Partner is owned by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 1998 and 1997 (in thousands):

                                                          1998          1997

Property management fees (included in operating
  expense)                                                 $11           $13
Reimbursement for services of affiliates (included
 in general and administrative expense)                     14             5

Additionally, the Partnership paid approximately $1,000 and $5,000 during the three months ended March 31, 1998 and 1997, respectively, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average physical occupancy of the properties for each of the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
                                                  1998         1997
Gateway Plaza
  Mt. Sterling, Kentucky                           56%         55%
Highpoint Village
  Bellefontaine, Ohio                              93%         96%

Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. This tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2008 when its lease expires. Certain tenants in the shopping center have the option to pay a reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. To date, two tenants have exercised this option; however, rental revenues have not been materially impacted. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Gateway Plaza's average occupancy shown above represents the shopping center's physical occupancy. Because Wal-Mart has continued making its rental payments the center's economic average occupancy is 97% and 96% for the three months ended March 31, 1998 and 1997, respectively.

The Partnership realized a net loss of approximately $78,000 for the three months ended March 31, 1998, compared to approximately $56,000 for the three months ended March 31, 1997. The increase in net loss is primarily due to a decrease in rental revenues. The decrease in rental revenues is attributable to a decrease in occupancy due to the departure of two tenants from Highpoint Village during 1997. During the three months ended March 31, 1998, all other revenues and expenses remained relatively consistent.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $717,000 compared to approximately $761,000 at March 31, 1997.
The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was approximately $120,000 compared to a net decrease of approximately $203,000 for the three months ended March 31, 1997. Net cash used in operations decreased primarily due to a decrease in cash used in other liabilities relating to the timing of prepaid rent collections. Net cash used in financing activities decreased due to a decrease in principal payments made on the mortgage notes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near term needs of the Partnership. The mortgage indebtedness of approximately $11,593,000 matures in 2008 with balloon payments due at maturity at which time the properties will either be refinanced or sold. No distributions were made in 1997 or during the first three months of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1998.




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


                         BRUNNER COMPANIES INCOME PROPERTIES L. P. III,

                         By:  Brunner Management Limited Partnership
                              Its General Partner

                         By:  104 Management, Inc.
                              Its Managing General Partner


                         By:  /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President and Director


                         By:  /s/Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President and Chief Accounting
                              Officer

                         Date: May 11, 1998