Form 10QSB
period 1998-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1998-08-07
CIK 847319

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


                  For the quarterly period ended June 30, 1998


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

                                 June 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $  1,184
  Receivables and deposits                                   153
  Other assets                                               189
  Investment properties:
    Land                                     $  1,525
    Buildings and related personal property    12,917
                                               14,442
    Less accumulated depreciation              (3,802)    10,640
                                                        $ 12,166

Liabilities and Partners' Capital (Deficit)

Liabilities
  Tenant security deposit liabilities                   $      8
  Accrued property taxes                                      52
  Other liabilities                                          106
  Mortgage notes payable                                  11,528

Partners' Capital (Deficit)
  General partner's                          $    (55)
  Class A limited partners' (850,900 units
   issued and outstanding)                        506
  Class B limited partners' (8,600 units
   issued and outstanding)                         21        472
                                                        $ 12,166

                 See Accompanying Notes to Financial Statements

b)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1998      1997      1998      1997
Revenues:
  Rental income                         $   420       476   $   827   $   911
  Other income                              501        10       510        20
       Total revenues                       921       486     1,337       931

Expenses:
  Operating                                  75       143       148       221
  General and administrative                 28        15        52        34
  Depreciation                              105       107       210       212
  Interest                                  268       273       536       549
  Property taxes                             26        26        50        49
       Total expenses                       502       564       996     1,065

Net income (loss)                       $   419   $   (78)  $   341   $  (134)

Net income (loss) allocated
  to general partner (1%)               $     4   $    (1)  $     4   $    (1)

Net income (loss) allocated to Class A
  limited partners (98.01%)                 411       (76)      334      (132)

Net income (loss) allocated to Class B
  limited partners (.99%)                     4        (1)        3        (1)

                                        $   419   $   (78)  $   341   $  (134)

Net income (loss) per Class A limited
  partnership unit                      $   .48   $  (.09)  $   .39   $  (.16)

                 See Accompanying Notes to Financial Statements


c)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)



                                    General   Limited Partners'
                                   Partner's Class A   Class B    Total

Original capital contributions      $    1   $8,420    $   86    $8,507

Partner's (deficit) capital at
  December 31, 1997                 $  (59)  $  172    $   18    $  131

Net income for the six
  months ended June 30, 1998             4      334         3       341

Partners' (deficit) capital at
  June 30, 1998                     $  (55)  $  506    $   21    $  472

                 See Accompanying Notes to Financial Statements


d)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Six Months Ended
                                                          June 30,
                                                      1998      1997
Cash flows from operating activities:
  Net income (loss)                                  $  341    $ (134)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation                                      210       212
      Amortization of loan costs and leasing
        Commissions                                       8         6
      Change in accounts:
        Receivables and deposits                         96        29
        Other assets                                      3         2
        Accounts payable                                (17)      (19)
        Tenant security deposit liabilities               1         2
        Accrued property taxes                           (4)       (5)
        Other liabilities                               (59)       25

           Net cash provided by operating activities    579       118

Cash flows from investing activities:
  Property improvements and replacements                 (5)       --
  Lease commissions paid                                (99)       (6)

           Net cash used in investing activities       (104)       (6)

Cash flows from financing activities:
  Mortgage principal payments                          (128)    (117)

           Net cash used in financing activities       (128)    (117)

Net increase (decrease) in cash and cash equivalents    347       (5)

Cash and cash equivalents at beginning of period        837      964

Cash and cash equivalents at end of period           $1,184    $ 959

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  537    $ 548

                 See Accompanying Notes to Financial Statements



                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. A majority of the outstanding stock of the Managing General Partner is owned by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The partnership agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six months ended June 30, 1998 and 1997 (in thousands):


                                                    1998      1997

Property management fees
 (included in operating expense)                     $38       $29
Reimbursement for services of affiliates
 (included in general and administrative expense)     25        10

Additionally, the Partnership paid approximately $97,000 and $6,000 during the six months ended June 30, 1998 and 1997, respectively, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average physical occupancy of the properties for each of the six months ended June 30, 1998 and 1997:


                            Average Occupancy
                             1998      1997
Gateway Plaza
 Mt. Sterling, Kentucky       56%       54%

Highpoint Village
 Bellefontaine, Ohio          93%       95%

Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. Prior to May of 1998, this tenant was liable for its rental payments through the year 2008 when its lease was scheduled to expire. However, during May of 1998, the Partnership entered into a buyout agreement with Wal-Mart whereby the lease was terminated and Wal-Mart paid a lease termination fee in lieu of the remaining lease obligation. As a result of the Wal-Mart lease termination, the Partnership has negotiated a new lease with J. C. Penney. The term of the new lease is fifteen years, and allows J. C. Penney to relocate into 50,000 square feet of the Wal-Mart space. The Partnership will pay approximately $300,000 toward the costs incurred by J. C. Penney to retrofit the new space, and the General Partner anticipates J. C. Penney will move into its new space in October 1998. The average rental rate for the term of the new lease is $4.10 per square foot. The Managing General Partner is currently trying to locate a tenant(s) to occupy the current J. C. Penney space and the remaining Wal-Mart space. Once J. C. Penney moves into their new space, occupancy at Gateway will increase to 73%.

The Partnership's net income was approximately $341,000 for the six months ended June 30, 1998, compared to a net loss of approximately $134,000 for the six months ended June 30, 1997. The Partnership's net income was approximately $419,000 for the three months ended June 30, 1998, compared to a net loss of approximately $78,000 for the corresponding period of 1997. The increase in net income for the three and six month periods ended June 30, 1998 is primarily due to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to a lease termination fee received in connection with the Wal-Mart lease buyout, as discussed above. The decrease in operating expenses is primarily due to a decrease in maintenance expense at Highpoint Village resulting from significant parking lot repairs being made during 1997. Partially offsetting the increase in other income and the decrease in operating expenses was a decrease in rental revenue and an increase in general and administrative expenses. The decrease in rental revenue is primarily attributable to a decrease in rental rates and occupancy at Highpoint Village and the absence of rental collections from Gateway Plaza's anchor tenant, Wal-Mart, beginning in the second quarter of 1998, as a result of the lease termination agreement in May 1998. General and administrative expenses increased primarily due to increased expense reimbursements to an affiliate of the Managing General Partner.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $1,184,000 compared to approximately $959,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was approximately $347,000 compared to a net decrease of approximately $5,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to the collection of a lease termination fee and decreased operating expenses, as discussed above, and an increase in cash provided by receivables and deposits relating to the timing of receipts. The increase in net cash provided by operating activities was partially offset by an increase in cash used for other liabilities relating to the timing of payments. Net cash used in investing activities increased primarily due to an increase in lease commissions. Net cash used in financing activities increased due to an increase in principal payments made on the mortgage notes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near term needs of the Partnership. The mortgage indebtedness of approximately $11,528,000 matures in 2008 with balloon payments due at maturity at which time the properties will either be refinanced or sold. No distributions were made in 1997 or during the first six months of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1998.

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

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.


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

                         Date: August 7, 1998