Form 10QSB
period 1998-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1998-11-16
CIK 847319

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                  $   968
  Receivables and deposits                                       195
  Other assets                                                   208
  Investment properties:
    Land                                        $ 1,525
    Buildings and related personal property      12,942
                                                 14,467
    Less accumulated depreciation                (3,909)      10,558
                                                             $11,929

Liabilities and Partners' Capital (Deficit)

Liabilities
  Tenant security deposit liabilities                        $    14
  Accrued property taxes                                          78
  Other liabilities                                              113
  Mortgage notes payable                                      11,461

Partners' Capital (Deficit)
  General partner's                             $   (58)
  Class A limited partners' (850,900 units
   issued and outstanding)                          302
  Class B limited partners' (8,600 units
   issued and outstanding)                           19          263
                                                             $11,929

                 See Accompanying Notes to Financial Statements


b)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1998      1997      1998      1997
Revenues:
  Rental income                         $   324       416   $ 1,151   $ 1,327
  Other income                               27         9       537        29
       Total revenues                       351       425     1,688     1,356

Expenses:
  Operating                                 139       117       287       338
  General and administrative                 21        18        73        52
  Depreciation                              107       107       317       319
  Interest                                  268       272       804       821
  Property taxes                             25        26        75        75
       Total expenses                       560       540     1,556     1,605

Net income (loss)                       $  (209)  $  (115)  $   132   $  (249)

Net income (loss) allocated
  to general partner (1%)               $    (2)  $    (1)  $     1   $    (2)

Net income (loss) allocated to Class A
  limited partners (98.01%)                (205)     (113)      130      (245)

Net income (loss) allocated to Class B
  limited partners (.99%)                    (2)       (1)        1        (2)


                                        $  (209)  $  (115)  $   132   $  (249)

Net income (loss) per Class A limited
  partnership unit                      $  (.24)  $  (.13)  $   .15   $  (.29)

                 See Accompanying Notes to Financial Statements


c)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)


                                     General   Limited Partners'
                                    Partner's Class A   Class B    Total

Original capital contributions       $    1   $8,420    $   86    $8,507

Partner's (deficit) capital at
  December 31, 1997                  $  (59)  $  172    $   18    $  131

Net income for the nine
  months ended September 30, 1998         1      130         1       132

Partners' (deficit) capital at
  September 30, 1998                 $  (58)  $  302    $   19    $  263

                 See Accompanying Notes to Financial Statements


d)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        1998      1997
Cash flows from operating activities:
  Net income (loss)                                    $  132    $ (249)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                        317       319
      Amortization of loan costs and leasing
        commissions                                        13        10
      Change in accounts:
        Receivables and deposits                           54         4
        Other assets                                       (9)       (7)
        Accounts payable                                  (17)      (16)
        Tenant security deposit liabilities                 7         2
        Accrued property taxes                             22        21
        Other liabilities                                 (52)      (30)

           Net cash provided by operating activities      467        54

Cash flows from investing activities:
  Property improvements and replacements                  (30)       --
  Lease commissions paid                                 (111)      (11)

           Net cash used in investing activities         (141)      (11)

Cash flows from financing activities:
  Mortgage principal payments                            (195)    (177)

           Net cash used in financing activities         (195)    (177)

Net increase (decrease) in cash and cash equivalents      131     (134)

Cash and cash equivalents at beginning of period          837      964

Cash and cash equivalents at end of period             $  968    $ 830

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  803    $ 820

                 See Accompanying Notes to Financial Statements



                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties LP. III (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for certain payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the nine months ended September 30, 1998 and 1997 (in thousands):

                                                        1998        1997

Property management fees
 (included in operating expense)                         $53         $42
Reimbursement for services of affiliates
 (included in general and administrative expense)         35          19

Additionally, the Partnership paid approximately $109,000 and $11,000 during the nine months ended September 30, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner, but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two retail centers. The following table sets forth the average physical occupancy of the properties for each of the nine months ended September 30, 1998 and 1997:

                                   Average Occupancy
                                   1998        1997
Gateway Plaza
 Mt. Sterling, Kentucky             55%         56%
Highpoint Village
 Bellefontaine, Ohio                93%         95%

Wal-Mart, an anchor tenant, vacated Gateway Plaza in May of 1996. This former tenant was liable for its rental payments through the year 2008 when its lease was scheduled to expire. However, during May of 1998, the Partnership entered into a buyout agreement with Wal-Mart whereby the lease was terminated and Wal-Mart paid a lease termination fee in lieu of the remaining lease obligation. As a result of the Wal-Mart lease termination, the Partnership has negotiated a new lease with J. C. Penney. The term of the new lease is fifteen years, and allows
J. C. Penney to relocate into 50,000 square feet of the Wal-Mart space. The Partnership will pay approximately $300,000 toward the costs incurred by J. C. Penney to retrofit the new space. J. C. Penney moved into its new space on November 1, 1998. The average rental rate for the term of the new lease is $4.10 per square foot. The General Partner is currently trying to locate a tenant(s) to occupy the remaining Wal-Mart space. Occupancy at Gateway increased to 72% when J. C. Penney moved into their new space.

The Partnership's net income was approximately $132,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $249,000 for the nine months ended September 30, 1997. The Partnership's net loss was approximately $209,000 for the three months ended September 30, 1998, compared to net income of approximately $115,000 for the corresponding period of 1997. The increase in net income for the nine month period ended September 30, 1998 is primarily due to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to the lease termination fee received in connection with the Wal-Mart lease buyout, as discussed above. The decrease in operating expenses is primarily due to a decrease in maintenance expense at Highpoint Village resulting from significant parking lot repairs being made during 1997. Partially offsetting the increase in other income and the decrease in operating expenses was a decrease in rental revenue and an increase in general and administrative expenses. The decrease in rental revenue is primarily attributable to a decrease in rental rates and occupancy at Highpoint Village and the decrease in occupancy and the absence of rental collections from Gateway Plaza's anchor tenant, Wal-Mart, as a result of the lease termination agreement effective May 1998. General and administrative expenses increased primarily due to increased expense reimbursements to an affiliate of the General Partner.

The decrease in net income for the three months period, ended September 30, 1998 is primarily attributable to a decrease in rental revenue. The decrease in rental revenue is primarily due to decreases in rental rates and occupancy at Gateway Plaza and Highpoint Village.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $968,000 compared to approximately $830,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $131,000 compared to a net decrease of approximately $134,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to the collection of the lease termination fee and decreased operating expenses, as discussed above, and an increase in cash provided by receivables and deposits relating to the timing of receipts. Net cash used in investing activities increased due to increases in lease commissions paid and property improvements and replacements. Net cash used in financing activities increased due to an increase in principal payments made on the mortgage notes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected. The mortgage indebtedness of approximately $11,461 matures in 2008 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. No distributions were made in 1997 or during the first nine months of 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



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


                               Date:      November 16, 1998