Form 10KSB40
period 1998-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1999-03-31
CIK 847319

                    FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15 (d)
                                   FORM 10-KSB

(Mark one)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18419

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of                                31-1266850
incorporation or organization)                               (IRS Employer
                                                             Identification No.)


3632 Wheeler Road, Suite 2
P.0. Box 204227
Augusta, Georgia                                                30917-4227
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (706) 863-0823
          Securities registered under Section 2(b) of the Exchange Act:

                                      None
                                      ----
         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                            -------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

State issuer's revenues for its most recent fiscal year: $2,076,000

State the aggregate market value of the voting partnership interest held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interest, as of the specified date within the past 60 days: Market value information for the registrant's partnership interest is not available. Should a trading market develop for these interest, it is the Managing General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated May 12, 1989 (included in Registration Statement, No. 33-27407, of Registrant) are incorporated by reference into Parts I and III.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Brunner Companies Income Properties L.P. III (the "Partnership" or "Registrant") is a Delaware limited partnership founded in March 1989. The Partnership will continue in existence until December 31, 2008, unless earlier dissolved or terminated. Brunner Management Limited Partnership (the "General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation founded in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

As of December 31, 1998, the Partnership had 850,900 units of Class A Limited Partnership Interest ("Units") and 8,600 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The Subordinated Interest was sold to the Managing General Partner. Holders of the Units are referred to as "Unitholders", the holder of the Subordinated Interest is referred to as the "Subordinated Limited Partner", and Unitholders and the Subordinated Limited Partner are collectively referred to as "Limited Partners." Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partners, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

The offering terminated in September 1989. Upon termination of the offering, the Partnership had accepted subscriptions for 851,400 Units of Class A Interest and 8,600 units of Class B Interest purchased by the General Partner for aggregate gross proceeds of $8,506,170. The number of Class A Limited Partnership units has decreased due to Class A Limited Partners abandoning their units. The Partnership invested substantially all of the net offering proceeds in four investment properties (the "Retail Centers") which were acquired on September 22, 1989. During 1995, two of these Retail Centers were foreclosed upon by the lender. The Partnership will not acquire or invest in any other properties or debt or equity securities of any other issues (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner. The General Partner and the Managing General Partner are affiliates of a related group of corporations and partnerships engaged generally in the real estate development business. Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management Inc. on March 5, 1993. IBGP, Inc. was an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. Both IBGP, Inc. and Insignia Brunner, L.P. were affiliates of Metropolitan Asset Enhancement, L.P. 104 Management, Inc. is the managing general partner of Brunner Management Limited Partnership, which is the general partner of the Registrant. On November 17, 1998, BCIP I & III, LLC purchased 104 Management, Inc. from IBGP, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. BCIP I & III, LLC also purchased the limited partnership interest in Brunner Management Limited Partnership and all of the outstanding Class B Limited Partnership units of the Partnership and Brunner Companies Income Properties L.P. I, an affiliated entity, from Insignia Brunner, L.P.

The Partnership is in the business of owning and operating for investment two regional shopping centers: Gateway Plaza, Mt. Sterling, Kentucky, and Highpoint Village, Bellefontaine, Ohio. During 1995, two of the Partnership's investment properties, Forest Ridge and Bay Village, were foreclosed upon, leaving the Partnership with the two remaining shopping centers mentioned previously. See "Item 2. Description of Properties" for additional information regarding the Retail Centers. The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships and limited liability companies have been formed by related parties to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by affiliates of BCIP I & III, LLC as well as by Apex Realty, Inc. and CB Richard Ellis, Inc. Apex Realty, Inc. and CB Richard Ellis, Inc. have been appointed as receivers and given the authority to manage the Retail Centers. The appointment of these receivers is more particularly discussed below at "Item 3".

The property managers are responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of BCIP I & III, LLC to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

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

ITEM 2.

DESCRIPTION OF PROPERTIES

     The following table sets forth the Partnership's investments in properties:

Property                   Date of Purchase          Type of Ownership                  Use
--------                   ----------------          -----------------                  ---

Gateway Plaza                   09/22/89             Fee ownership, subject to     Retail Center
Mt. Sterling                                         First mortgage                160,000 sf +/-

Highpoint Village               09/22/89             Fee ownership, subject to     Retail Center
Bellefontaine, Ohio                                  first mortgage                173,000 sf  +/-

A significant feature of both the retail centers is the fact that approximately 77% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit worthy tenants and tend to attract greater traffic to the retail centers.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                            Gross
                           Carrying          Accumulated          Useful                          Federal
      Property              Value            Depreciation          Life              Method       Tax Basis
      --------              -----            ------------          ----              ------       ---------
Gateway Plaza             $  6,485              $  1,789        3-31.5 yrs            S/L          $  8,047
Highpoint Village            8,297                 2,228        5-31.5 yrs            S/L             8,606
                          --------              --------                                           --------
                          $ 14,782              $  4,017                                           $ 16,653
                          ========              ========                                           ========

See "Note A" of the Notes to financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):



                     Principal Balance    Stated                                Principal
                      at December 31,    Interest    Period       Maturity     Balance due
Property                   1998            Rate     Amortized       Date       at Maturity

Gateway Plaza           $  5,244           9.25%    20.75 yrs      01/01/08     $ 3,498

Highpoint Village       $  6,149           9.25%    20.50 yrs.     10/01/08     $ 3,770
                        --------

Total                   $11,393
                        =======

The mortgage notes payable are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties. As discussed in "Item 3", the lenders have commenced foreclosure proceedings.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                        Average Annual Rental        Average Annual
                        Rates (per Square Foot)        Occupancy

                           1998         1997        1998         1997

Gateway Plaza           $  5.22      $  4.63         74%          55%
Highpoint Village          4.84         4.88        100%          94%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other retail centers in the area. The Managing General Partner believes that all of the properties are adequately insured.

     The following is a schedule of the lease expirations for the years
1999-2008:


                           Number of                             Annual Rent         % of Gross
                           Expirations       Square Feet       (in thousands)      Annual Rent
                           -----------       -----------       --------------      -----------
Gateway Plaza
-------------

1999                            4               10,930               74                11.9%
2000                            4                9,200               59                 9.5%
2001                            3                5,100               43                 6.9%
2002                            0                    0                0                   0%
2003                            2                5,800               42                 6.8%
2004-2008                       1                3,000               22                 3.6%



Highpoint Village
-----------------

1999                            0                    0                0                   0%
2000                            1                1,200               11                 1.4%
2001                            4               11,700               96                11.4%
2002                            0                    0                0                 0.0%
2003                            4               10,400               75                 8.9%
2004-2008                       4               94,530              290                  35%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:

                                         Square Footage          Annual Rent       Lease
         Nature of Business                  Leased           Per Square Foot    Expiration
         ------------------                  ------           ---------------    ----------

     Gateway Plaza
     -------------
           Dept. Store                        50,000                  $3.90        8/31/13
           Grocery Store                      30,280                  $5.30        5/09/16

     Highpoint Village
     -----------------
           Discount Store                     85,930                  $2.62      10/14/08
           Grocery Store                      52,373                  $6.77      01/14/10

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

                                              1998             1998
                                              Taxes            Rate
                                              -----            ----
Gateway Plaza                                  $64              .94%
Highpoint Village                              $53             4.30%

ITEM 3.

LEGAL PROCEEDINGS


In January 1999, the Managing General Partner stopped making the mortgage payments in an attempt to negotiate a restructuring of the Partnership's indebtedness.

On February 4, 1999, the lender, Peoples Benefit Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Highpoint Village in the Court of Common Pleas of Logan County, Ohio. The Managing General Partner is attempting to reach a forbearance agreement with the lender and feels that it is in the Partnership's best interest to contest the foreclosure. The judge with jurisdiction over the Highpoint foreclosure action has appointed CB Richard Ellis as receiver to manage the operation of Highpoint Village.

On February 11, 1999, the lender, Commonwealth Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Gateway Plaza in the Montgomery Circuit Court of the Commonwealth of Kentucky. The managing General Partner is attempting to reach a forbearance agreement with the lender and feels that it is in the Partnership's best interest to contest the foreclosure. The judge with jurisdiction over the Gateway foreclosure action has appointed Apex Realty, Inc. as receiver to manage the operation of Gateway Plaza.

In each of the foregoing foreclosure proceedings, the agent alleges that the Partnership terminated a lease between the Partnership and Wal-Mart for premises at the Gateway Plaza without proper notice to the agent and that the Partnership's termination of the Wal-Mart lease and subsequent retention of the termination fee paid by Wal-Mart constituted a material misrepresentation and fraud. The Managing General Partner disputes that any material misrepresentation were made and strongly denies any fraud on the part of the Partnership. The Managing General Partner intends to vigorously defend these claims while contesting the foreclosures.

The Managing General Partner of the Partnership believes that the debt collateralized by Highpoint Village and Gateway Plaza may exceed the market value of those properties.

The Managing General Partner has engaged competent appraisers to opine their opinion of the current market value of the partnership assets and to analyze the expected partnership net operating income and cash flow until 2008. In the event that a forbearance agreement cannot be reached with the lenders, it is the intention of the Managing General Partner to respond to the foreclosure actions by taking such legal actions as necessary and legally available to preserve the Partnership's assets. The Managing General Partner is aware of no other litigation effecting the Partnership other than of a routine nature.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1998, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


PART II

ITEM 5.

MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of January 1, 1999, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 668 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. No cash distributions were paid during 1998 or 1997. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves.


ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's net loss for the year ended December 31, 1998 was $23,000. During 1998 the Partnership received a $512,000 lease termination fee from Wal-Mart as the result of its 1996 termination of its lease in the Gateway Plaza. Excluding the receipt of the fee, which was recorded as other income in 1998, net loss for the year ended December 31, 1998 was $535,000 compared to a net loss of $279,000 for the preceding year. The increase in net loss was primarily the result of a $241,000 or 13.6% decline in rental income to $1,532,000 in 1998 from $1,773,000, without a corresponding decrease in expense. The decline in rental income was $126,000 for Gateway Plaza and $116,000 for Highpoint Village.

The Partnership's general and administrative expenses increased from $66,000 in 1997 to $182,000 in 1998. The increase in 1998 was primarily due to an approximately $80,000 increase in maintenance in addition to an increase in legal and other general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership held cash and cash equivalents of $884,000 compared to $837,000 at December 31, 1997. The net increase in cash and cash equivalents for the year ended December 31, 1998, was $47,000 compared to a net decrease for the year ended December 31, 1997 of $127,000. Net cash provided by operations increased due to the Wal-Mart lease termination fee of $512,000. Net cash used in financing activities increased due to the increased principal portion of the monthly mortgage payments on the investment properties. The Partnership made and committed to make $345,000 of capital expenditures in the form of tenant improvements during the year ended December 31, 1998. The sufficiency of existing liquid assets to meet future liquidity and capital expenditures requirements is directly related to (1) the level of capital expenditures required at the properties to adequately maintain the physical assets and (2) reserves for settlement of pending litigation and other operating needs of the Partnership.

Beginning in January, 1999 the Managing General Partner has elected not to make mortgage payments until it has obtained approval of restructuring of the existing mortgage indebtedness. On February 4, 1999, the lender, Peoples Benefit Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Highpoint Village. The Managing General Partner is attempting to reach a forbearance agreement with the lender and feels that it is in the Partnership's best interest to contest the foreclosure. The judge with jurisdiction over the Highpoint foreclosure action has appointed a receiver to manage the operation of Highpoint Village.

On February 11, 1999, the lender, Commonwealth Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Gateway Plaza. The Managing General Partner is attempting to reach a forbearance agreement with the lender and feels that it is in the Partnership's best interest to contest the foreclosure. The judge with jurisdiction over the Gateway foreclosure action has appointed Apex Realty, Inc. as a receiver to manage the operation of Gateway Plaza.

In each of the foregoing foreclosure proceedings, the agent alleges that the Partnership terminated a lease between the Partnership and Wal-Mart for premises at the Gateway Plaza without proper notice to the agent and that the Partnership's termination of the Wal-Mart lease and subsequent retention of the termination fee paid by Wal-Mart constituted a material misrepresentation and fraud. The Managing General Partner disputes that any material misrepresentation were made and strongly denies any fraud on the part of the Partnership. The Managing General Partner intends to vigorously defend these claims while contesting the foreclosures.

The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the managing General Partner is contesting the foreclosures, negotiating alternative financing sources, and evaluating the Partnership's alternatives. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form. Should the Partnership's properties be liquidated pursuant to the foreclosure proceedings, the recorded asset amount likely would not be recoverable.

No distributions were made in 1998 or 1997 and future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after resolution of pending litigation and restructuring of existing indebtedness. The managing General Partner envisions that additional funds may need to be raised in the next twelve months in order to refinance the existing indebtedness.

Year 2000

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the Partnership. Hull/Storey has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruption that may occur as a result of the Year 2000 issue. Hull/Storey compliance program includes an assessment of its hardware and software computer systems and embedded systems.

Hull/Storey has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Hull/Storey's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Hull/Storey has not delayed any systems projects due to the Year 2000 Issue. Hull/Storey is in the process of engaging a third party to review its Year 2000 in-house compliance. The Managing General Partner believes that future costs associated with Year 2000 issues for Hull/Storey's in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations.


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

ITEM 7.

FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. III


LIST OF FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


FINANCIAL STATEMENTS
     Balance sheet
     Statements of operations
     Statements of changes in partners' capital (deficit)
     Statements of cash flows
     Notes to financial statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
BRUNNER COMPANIES INCOME PROPERTIES L.P. III


     We have audited the accompanying balance sheet of BRUNNER COMPANIES INCOME PROPERTIES L.P. III (the Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNNER COMPANIES INCOME PROPERTIES L.P. III as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership has suffered recurring losses from operations and, subsequent to year end, foreclosure proceedings against the Partnership's retail shopping center properties began. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
I. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        /s/ ELLIOTT, DAVIS & COMPANY, LLP

Augusta, Georgia
February 26, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Partners
Brunner Companies Income Properties, L.P. III


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Brunner Companies Income Properties L.P.
III for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brunner Companies Income Properties L.P. III for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG, LLP


Greenville, South Carolina
February 6, 1998

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                DECEMBER 31, 1998



ASSETS
   Cash and cash equivalents                                      $    884
   Accounts receivable - net                                           122
   Other assets                                                        198
   Investment properties - net                                      10,765
                                                                  --------
                                                                  $ 11,969
                                                                  ========


LIABILITIES
   Accounts payable and accrued expenses                          $    452
   Tenant security deposits payable                                     16
   Mortgage notes payable                                           11,393
                                                                  --------
                                                                    11,861

PARTNERS' CAPITAL (DEFICIT)
   General partner's                                $ (59)              --
   Class A limited partners' - 850,900 units
      issued and outstanding                          149               --
   Class B limited partners' - 8,600 units
      issued and outstanding                           18              108
                                                    -----         --------

                                                                  $ 11,969
                                                                  ========













    The accompanying notes are an integral part of this financial statement.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      ---------------------
                                                         1998          1997
                                                      -------       -------
REVENUE
  Rental income                                       $ 1,532       $ 1,773
  Other income                                            544            42
                                                      -------       -------

                                                        2,076         1,815
                                                      -------       -------

EXPENSES
  Operating                                               306           413
  General and administrative                              182            66
  Depreciation                                            425           426
  Interest                                              1,068         1,092
  Property taxes                                          118            97
                                                      -------       -------

                                                        2,099         2,094
                                                      -------       -------

NET LOSS FROM OPERATIONS                              $   (23)      $  (279)
                                                      =======       =======


Net loss allocated to general partner (1%)            $    --       $    (3)

Net loss allocated to Class A limited partners
    (98.01%)                                              (23)         (273)
                                                      =======       =======

Net loss allocated to Class B limited partners
    (.99%)                                                 --            (3)
                                                      -------       -------

                                                      $   (23)      $  (279)
                                                      =======       =======

Net loss per Class A limited partnership unit         $  (.03)      $  (.32)
                                                      =======       =======






The accompanying notes are an integral part of these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)



                                                            LIMITED PARTNERS
                                       GENERAL              ----------------
                                       PARTNER         CLASS A          CLASS B          TOTAL
                                       -------         -------          -------          -----

Original capital contributions          $  1           $ 8,420           $ 86           $ 8,507
                                        ====           =======           ====           =======

Partners' capital (deficit) at
     December 31, 1996                  $(56)          $   445           $ 21           $   410

Net loss for the year ended
     December 31, 1997                    (3)             (273)            (3)             (279)
                                        ----           -------           ----           -------

Partners' capital (deficit) at
     December 31, 1997                   (59)              172            18               131

Net loss for the year ended
     December 31, 1998                    --               (23)            --               (23)
                                        ----           -------           ----           -------

Partners' capital (deficit)
    at December 31, 1998                $(59)          $   149           $ 18           $   108
                                        ====           =======           ====           =======











   The accompanying notes are an integral part of these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                             -------------------------
                                                               1998              1997
                                                             -------           -------
OPERATING ACTIVITIES
  Net loss                                                   $   (23)          $  (279)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                               425               426
      Amortization of loan costs and leasing
         commissions                                              19                13
      Change in deferred and accrued amounts
         Accounts receivable                                      49               (53)
         Other assets                                            (39)              (19)
         Accounts payable and accrued expenses                   215                27
         Tenant security deposits payable                          9                 1
                                                             -------           -------

          Net cash provided by operating activities              655               116

INVESTING ACTIVITIES
 Purchase of property improvements and replacements             (345)               (4)

FINANCING ACTIVITIES
  Payments on mortgage notes payable                            (263)             (239)
                                                             -------           -------

Net (decrease) increase in cash and cash
    equivalents                                                   47              (127)

Cash and cash equivalents at beginning of year                   837               964
                                                             -------           -------
Cash and cash equivalents at end of year                     $   884           $   837
                                                             =======           =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,067           $ 1,090
                                                             =======           =======



   The accompanying notes are an integral part of these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION
                                    Brunner Companies Income Properties L.P. III
                                    (the "Partnership") a Delaware limited
                                    partnership, which was formed on March 10, 1989, acquired and operates the following retail centers: Gateway Plaza, a 160,021 square foot retail center in Mt. Sterling, Kentucky and Highpoint Village, a 173,303 square foot retail center in Bellefontaine, Ohio (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was related to the then general partners of the Partnership.

                                    The Partnership shall continue in existence until December 31, 2008, unless it is earlier dissolved and terminated pursuant to the provisions of the partnership agreement.

                                    The general partner of the Partnership is Brunner Management Limited Partnership ("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner"). From March 5, 1993 until November 17, 1998, the majority of the outstanding stock of 104 Management, Inc. was held by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. Prior to November 17, 1998, IBGP, Inc. effectively controlled the Managing General Partner of the Partnership.


                                    On November 17, 1998, BCIP I & III, LLC (a
                                    Georgia limited liability company and an affiliate of Hull/Storey Development, LLC) purchased all of the outstanding stock of 104 Management, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. BCIP I & III, LLC also purchased all of the outstanding Class B Limited Partnership units of the Partnership. As a result of this transaction, BCIP I & III, LLC effectively controls the Managing General Partner of the Partnership.

Use of estimates
                                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
                                    The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents as well as operating cash held by the real estate management company on behalf of the Partnership's individual properties. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                    The Partnership records as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants.

LEASE COMMISSIONS
                                    Lease commissions are capitalized and are amortized by the straight-line method over the term of the applicable lease. Lease commissions of approximately $178,000, net of accumulated amortization of approximately $51,000, are included in other assets.

LOAN COSTS
                                    Loan costs of approximately $22,000, net of accumulated amortization of approximately $7,000, are included in other assets and are being amortized on a straight-line basis over the terms of the respective loans.

TENANT SECURITY DEPOSITS
                                    The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

INVESTMENT PROPERTIES
                                    Investment properties are stated at cost less reductions for permanent impairments. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

DEPRECIATION
                                    Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the applicable leases.

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

ADVERTISING
                                    The Partnership expenses the costs of
                                    advertising as incurred.

LEASES
                                    The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

INCOME TAXES
                                    No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partners are responsible for their respective share of Partnership net income or loss.

FAIR VALUE
                                    The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments, based on estimated borrowing rates currently available to the Partnership, approximate its carrying balance.

RECLASSIFICATIONS
                                    Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - PARTNERSHIP ALLOCATIONS OF INCOME, LOSS AND DISTRIBUTIONS

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

                                    Fifth, to the General Partner until its
                                    original capital contribution is reduced to zero; and

                                    The balance, if any, 74.25% to the Class A
                                    Limited Partners, .75% to the Class B
                                    Limited Partners and 25% to the General
                                    Partner.

                                    As of December 31, 1998, the Partnership had an undeclared distribution arrearage of approximately $6,277,000 or $7.38 per Class A unit and approximately $80,000 or $9.30 per Class B unit of the cumulative annual 10% cash returns.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows (in thousands):


                      Principal        Monthly
                      balance at       principal                                  Balance
                       December      and interest       Stated       Maturity     due at
   Property            31, 1998        payment       interest rate     date      maturity
-------------         ----------     ------------    -------------   --------    --------
Gateway Plaza          $ 5,244          $ 51             9.25%       01/01/08     $3,498

Highpoint
  Village                6,149            60             9.25%       10/01/08      3,770
                       -------          ----
      Total            $11,393          $111
                       =======          ====

The mortgage notes payable are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of the revenues from the respective properties.

As of December 31, 1998 scheduled principal payments of mortgage notes payable as follows (in thousands):


1999               $   288
2000                   316
2001                   346
2002                   380
2003                   417
Thereafter           9,646
                   -------
                   $11,393
                   =======

However, subsequent to December 31, 1998, the Partnership's lenders served notice of default and commenced foreclosure proceedings against its retail centers (See Note I).

NOTE D - OPERATING LEASES

Tenants are responsible for their own utilities, maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying statements of operations as property taxes and operating expenses. Amounts reimbursed by the tenants are included in rental income.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


1999                       $ 1,298
2000                         1,239
2001                         1,122
2002                         1,057
2003                           994
Thereafter                  18,419
                           -------
                           $24,129
                           =======


Four anchor tenants represent $21,146,000 of the above minimum future rentals under leases expiring 2008, 2010, 2013 and 2016.


NOTE E - MAJOR TENANTS

Rent from tenants (excluding tenant reimbursements) representing at least 10% of rental income were as follows (in thousands):


                               1998                        1997
                        --------------------       --------------------
                        Amount       Percent       Amount       Percent
                        ------       -------       ------       -------
Wal-Mart Stores          $319          21%          $452          25%
Kroger                    345          23            345          19
Food Lion                 154          10             --          --

During 1996, Wal-Mart stores cancelled its lease at Gateway Plaza and in 1998 paid a lease termination fee of $512,000 which is included in other income.

NOTE F - INCOME TAXES

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):



                                           1998            1997
                                          -----           -----

Net loss as reported                      $ (23)          $(279)
Add (deduct):
    Depreciation difference                 (30)            (29)
    Unearned income                         (49)             30
    Miscellaneous                           (21)             (4)
                                          -----          ------
Federal taxable loss                      $(123)          $(282)
                                          =====           =====

Federal taxable loss per Class A
    limited partnership unit              $(.15)          $(.33)
                                          =====           =====


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


Net assets as reported                  $   108
Land and buildings                        1,872
Accumulated depreciation                   (124)
Syndication costs                           831

Other                                       (11)
                                        -------
Net assets - Federal tax basis          $ 2,676
                                        =======


NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1998 and 1997 (in thousands):


                                                       1998         1997
                                                       ----         ----

Property management fees (included in
      operating expenses)                              $ 66          $53

Reimbursement for services of affiliates
      (included in general and administrative
      expenses)                                          35           25

Lease commissions for new leases
(included in other assets and amortized
over the term of the leases)                            128           19

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

         The Managing General Partner has evaluated the properties as if they were a going concern and believes there is no impairment as of year end.

                                                Initial cost
                                               to Partnership
                                        ----------------------------      Net costs
                                                      Buildings and       removed
                                                     related personal  subsequent to
   Description      Encumbrances         Land           property        acquisition
   -----------      ------------         ----           --------        -----------
Gateway Plaza          $ 5,244          $1,021          $ 6,591          $(1,127)
Highpoint
     Village             6,149             721            7,848             (272)
                       -------          ------          -------          -------
Totals                 $11,393          $1,742          $14,439          $(1,899)
                       =======          ======          =======          =======

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS), continued




                                           Gross carrying values
                                           at December 31, 1998
                      ------------------------------------------------------------

                                      Buildings
                                    and related
                                      personal                         Accumulated        Date           Depreciable
 Description           Land           property          Total         depreciation      acquired          life-years
 -----------           ----         -----------         -----         ------------      --------         -----------
Gateway
     Plaza           $   835          $ 5,650          $ 6,485          $ 1,789          9/22/89            3-31.5

Highpoint
    Village              690            7,607            8,297            2,228          9/22/89            5-31.5
                     -------          -------          -------          -------

                     $ 1,525          $13,257          $14,782          $ 4,017
                     =======          =======          =======          =======


         Reconciliation of "Investment Properties and Accumulated Depreciation":

         The Managing General Partner has evaluated the properties as if they were a going concern and believes there is no impairment as of year end.



                                        1998             1997
                                        ----             ----
INVESTMENT PROPERTIES
---------------------
Balance at beginning of year          $14,437          $14,433
Property improvements                     345                4
                                      -------          -------
Balance at end of year                $14,782          $14,437
                                      =======          =======

ACCUMULATED DEPRECIATION
------------------------

Balance at beginning of year          $ 3,592          $ 3,166
Additions charged to expense              425              426
                                      -------          -------
Balance at end of year                $ 4,017          $ 3,592
                                      =======          =======


         The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $16,653,000 and $16,309,000, respectively. The accumulated depreciation balance for Federal income tax purposes at December 31, 1998 and 1997, is $4,141,000 and $3,686,000, respectively.


NOTE I - SUBSEQUENT EVENTS AND GOING CONCERN

         On February 4, 1999, the lender, Peoples Benefit Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Highpoint Village. The Managing General Partner is attempting to reach a forbearance agreement with the lender and feels that it is in the Partnership's best interest to contest the foreclosure. The judge with jurisdiction over the Highpoint foreclosure action has appointed a receiver to manage the operations of Highpoint Village.

         On February 11, 1999, the lender, Commonwealth Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Gateway Plaza. The Managing General Partner is attempting to reach a forbearance agreement with the lender and feels that it is in the Partnership's best interest to contest the foreclosure. The Gateway foreclosure action has appointed a receiver to manage the operation of Gateway Plaza.

         In each of the foregoing foreclosure proceedings, the lender alleges that the Partnership terminated a lease between the Partnership and Wal-Mart for premises at the Gateway Plaza without proper notice to the agent and that the Partnership's termination of the Wal-Mart lease and subsequent retention of the termination fee paid by Wal-Mart constituted a material misrepresentation and fraud. The Managing General Partner disputes that any material misrepresentations were made and strongly denies any fraud on the part of the Partnership. The Managing General Partner intends to vigorously defend these claims while contesting the foreclosures.

         The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the Managing General Partner is contesting the foreclosures, negotiating alternative financing sources, and evaluating the Partnership's alternatives. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form. Should the Partnership's properties be liquidated pursuant to the foreclosure proceedings, the recorded asset amount likely would not be recoverable.


ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Elliott, Davis & Company, L.L.P. regarding the 1998 audit of the Partnership's financial statements nor were there any disagreements with Ernst & Young L.L.P. regarding the 1997 audit of the Partnership's financial statements.

On December 18, 1998 the Partnership terminated the engagement of Ernst & Young, L.L.P., Greenville, South Carolina, as the Partnership's certifying accountants.

On December 15, 1998 the Partnership engaged Elliott, Davis & Company, L.L.P., Augusta, Georgia as the Partnership's certifying accountants. The Partnership has not consulted with Elliott, Davis &

Company, L.L.P. during its two most recent fiscal years nor during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements.

The report of Ernst & Young L.L.P. on the financial statements for either of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. The Managing General Partner manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. The names and ages of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                       Position
----                                ---                       --------
James M. Hull                        47                    President and Director

Wayne Grovenstein                    30                    Vice President

Deborah Mosley                       45                    Chief Accounting Officer

Frank B. Turner, Jr.                 30                    Secretary

James M. Hull has been President and Director of the Managing General Partner and the Member-Manager of BCIP I & III, LLC since November of 1998. BCIP I & III, LLC is an affiliate of Hull/Storey Development, LLC ("Hull/Storey") Mr. Hull has acted as Member-Manager of Hull/Storey since December, 1993.

Wayne Grovenstein has been Vice President of the Managing General Partner since November 1998. Mr. Grovenstein joined Hull/Storey in July 1995 where he serves as Hull/Storey's Director of Development and Counsel. Prior to joining Hull/Storey, Mr. Grovenstein was in the private practice of law in Atlanta, Georgia.

Deborah Mosely has been the Chief Accounting Officer of the Managing General Partner since November, 1998. Ms. Mosely joined Hull/Storey in June 1994 and has served as Hull/Storey's Chief Accounting Officer since that time.

Frank B. Turner, Jr. has been the Secretary of the Managing General Partner since November 1998. Mr. Turner joined Hull/Storey in February 1998 where he serves as Counsel. From June 1996 until January 1998 Mr. Turner was an associate with the Augusta, Georgia law firm of Dunstan, Dunstan & Cleary, P.C.


ITEM 10.

EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1999, there were 850,900 Limited Partnership Units ("Units") and 8,600 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of January 1,1999, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.


                                               Units (1)               Interest (1)
                                        -----------------------      ------------------
Name and Address of Group                Amount         Percent      Amount     Percent
                                        -----------------------      ------------------
Brunner Management L.P.                      --           --         8,600        100%
3632 Wheeler Road
Augusta, Georgia  30909

Hamilton National Life                  106,383 (2)     12.5%
Insurance Company of
America
32991 Hamilton Court/Ste 100
Farmington Hills, MI 48334-
3305

Cosmo Plastics Company                   50,000          5.9%
30201 Aurora Road
Cleveland, OH  44139

All directors and officers                   --           --            --         --
of the Managing General
Partner (4 persons) as a group


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

The following payments were made to affiliates of the Managing General Partner in 1998 and 1997 (in thousands):

                                                    1998          1997
                                                    ----          ----
Property management fees                            $66            $53
Reimbursement for services of affiliates            $35            $25

Additionally, the Partnership paid approximately $128,000 and $19,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 31,1998 and 1997.

If the Partnership requires additional funds, the General Partner or its affiliates may, but are not obligated to, lend funds to the Partnership. Any such loan and any disposition, re-negotiation or other subsequent transaction involving such loan, shall be made only upon receipt from an independent and qualified advisor of an opinion letter to the effect that such proposed loan or disposition, renegotiation or subsequent transaction is fair and at least as favorable to the Partnership as a loan to an unaffiliated borrower in similar circumstances. The advisors compensation must be paid by the General Partner and is not reimbursable by the Partnership. No such loan has yet been made by the General Partner.

A commission of up to 2% of the sale price may be paid to Brunner Management Limited Partnership upon the sale of each of the Retail Centers, if it performs substantial services in connection with the sale. Any such commission paid to the Brunner Management Limited Partnership will be subordinated to the Limited Partners priority distributions. Total commissions paid will not exceed those reasonable, customary and competitive in light of the size and location of the Retail Center sold.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: See Exhibit Index contained herein.


(b) Reports on Form 8-K filed during the fourth quarter of 1998:


A Form 8-k was filed with the Securities and Exchange Commission on December 2, 1998. This filing discloses that there was a change in control of the Registrant as of November 17, 1998 when BCIP I & III, LLC purchased 104 Management, Inc. from IBGP, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. A copy of the General Partnership Sale Agreement, dated as of November 17, 1998, by and between BCIP I & III, LLC, IBGP, Inc. and Insignia Brunner, L.P. were also included as an exhibit.

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


                              BRUNNER COMPANIES INCOME PROPERTIES L.P. III, A Delaware Limited Partnership

                                     By: Brunner Management Limited Partnership
                                         Its General Partner

                                     By: 104 Management, Inc.
                                         Its Managing General Partner

                                     By:   /s/ James M. Hull
                                         --------------------------------------
                                         James M. Hull
                                         President and Director

                                     Date: March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ James M. Hull          President and                  Date: March 31, 1999
----------------------     Director                            ----------------
James M. Hull


/s/ Deborah Mosley         Vice President and             Date: March 31, 1999
----------------------     Chief Accounting                    ----------------
Deborah Mosley             Officer

                                INDEX OF EXHIBITS

Exhibit No.
-----------
    3.1                    Partnership Agreement of Brunner Companies Income
                           Properties L.P. III (the "Partnership"); [included as
                           Exhibit B to the Prospectus of Registrant dated May
                           12,1989 contained in Registration Statement No.
                           33-27407 of Registrant filed May 12, 1989 (the
                           "Prospectus") and incorporated herein by reference.]

    3.2                    Certificate of Limited Partnership for the
                           Partnership; incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-27407 on Form S-11.

    4.1                    Form of Unitholder Certificate for the Partnership;
                           incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-27407 on Form S-11.

    4.2                    Form of Subordinated Interest Certificate for the
                           Partnership; incorporated by reference to Exhibit 4.2 to Registration Statement No.33-27407 on Form S-11.

   10.1 Purchase Agreement for Gateway Plaza; incorporated by reference to Exhibit 19.3 to Form 10-Q for the fiscal quarter ended September 30, 1989.

   10.2 First Amendment to Real Property Purchase Agreement for Gateway Plaza, dated September 22, 1989 between
                           Tennessee & Associates-IV ("T&A-IV") and the
                           Partnership; incorporated by reference to Exhibit
                           10.4 to Form 10-K for fiscal year ended December 31, 1989.

   10.3 Second Amendment to Real Property Purchase Agreement for Gateway Plaza, dated March 23, 1990, between
                           T&A-IV and the Partnership; incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended
                           December 31, 1989.

   10.4                    Purchase Agreement for Highpoint Village;
                           incorporated by reference to Exhibit 19.4 to Form
                           10-Q for the fiscal quarter ended September 30, 1989.

   10.5 First Amendment to Real Property Purchase Agreement for Highpoint Village, dated September 2,1989, between Tennessee & Associates-VII ("T&A-VII") and the Partnership; incorporated by reference to Exhibit
                           10.7 to Form 10-K for fiscal year ended December 31, 1989.

   10.6 Second Amendment to Real Property Purchase Agreement for Highpoint Village, dated March 23, 1990 March
                           23,1990 between T&A-VII and the Partnership;
                           incorporated by reference to Exhibit 10.8 to Form
                           10-K for fiscal year ended December 31, 1989.

   10.7                    Gateway Plaza Lease with Wal-Mart Stores, Inc.;
                           incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-27407 on Form S-11.

    10.8 Gateway Plaza Lease with J.C. Penny Company, Inc., incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-27407 on Form S-11.

    10.9                   Gateway Plaza Lease with Food Lion, Inc.;
                           incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-27407 on Form S-11.

    10.10                  Highpoint Village Lease with Wal-Mart Stores, Inc.;
                           incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-27407 on Form S-11.

    10.11                  Second Amendment to Highpoint Village Lease with
                           Wal-Mart Stores, Inc.; incorporated by reference to
                           Exhibit 10.27 to Form 10-K for fiscal year ended
                           December 31, 1989.

    10.12                  Highpoint Village Lease with The Kroger Co.;
                           incorporated by reference to Exhibit 10.20 to Registration Statement No. 33-27407 on Form S-11.

    10.13 Promissory Note for $5,850,000 secured by a Mortgage on Gateway Plaza, with Commonwealth Life Insurance
                           Company as Payee, incorporated by reference to
                           Exhibit 19.26 to Form 10-Q for the fiscal quarter ended September 30, 1989.

    10.14 Promissory Note for $6,600,000 secured by a Mortgage on Highpoint Village, with Commonwealth Life
                           Insurance Company as Payee; incorporated by reference to Exhibit 19.27 to Form 10-Q for the fiscal quarter ended September 30, 1989.

    10.15 Mortgage, Assignment of Rents and Security Agreement for Gateway Plaza to Commonwealth Life Insurance
                           Company; incorporated by reference to Exhibit 19.28 to Form 10-Q for the fiscal quarter ended September
                           30, 1989.

    10.16 Mortgage, Assignment of Rents and Security Agreement for Highpoint Village to Commonwealth Insurance
                           Company; incorporated by reference to Exhibit 19.29 to Form 10-Q for the fiscal quarter ended September
                           30,1989.

    10.17                  Assignment of Rents and Leases for Gateway Plaza to
                           Commonwealth Insurance Company; incorporated by reference Exhibit 19.30 to Form 10-Q for the fiscal quarter ended September 30, 1989.

    10.18 Assignment of Rents and Leases for Highpoint Village to Commonwealth Insurance Company; incorporated by reference to Exhibit 19.31 to Form I0-Q for the fiscal quarter ended September 30,1989.

    10.19                  Modification of Promissory Note, Mortgage and
                           Security Agreement and Security Documents for Gateway
                           Plaza between T&A-IV and Fleet National Bank, dated
                           May 12, 1989; incorporated by reference to Exhibit
                           19.36 to Form 10-Q for the fiscal quarter ended
                           September 30, 1989.

    10.20 Advisory Agreement made as of September 1, 1991 between Brunner Companies Income Properties L.P. III and Insignia GP Corporation and Insignia Financial
                           Group, Inc. by reference to Form l0-Q for the fiscal quarter ended September 30,1991.

    10.21 First Amendment to Advisory Agreement changing effective date from September 1, 1991 to October 1,
                           1991 by reference to Form 10-Q for the fiscal quarter ended September 30,1991.

    10.22                  Transfer Agent Agreement between Brunner Companies
                           Income Properties L.P. III and Insignia GP
                           Corporation incorporated by reference to exhibit l0.105 to Form 10-K for fiscal year ended December
                           31, 1991.

    10.23 Property Management Agreement for Highpoint Village incorporated by reference to exhibit 10.106 to Form
                           10-K for fiscal year ended December 31, 1991.

    10.24 Property Management Agreement for Gateway Plaza incorporated by reference to exhibit 10.107 to Form
                           10-K for fiscal year ended December 31, 1991.

    10.25 Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to Exhibit 2 to Form 8-K dated March 5,
                           1993.

    10.50                  General Partnership Sale Agreement, dated as of
                           November 17, 1998, by and between BCIP I & III, LEC,
                           IBGP, Inc. and Insignia Brunner, L.P. incorporated by reference to Form 8-K dated December 2, 1998.

       27                  Financial Data Schedule (for SEC use only)