Form 10-Q
period 1999-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1999-05-24
CIK 847319

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----------       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
----------        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                ---------     ---------

Commission File Number 0-24683


                  Brunner Companies Income Properties L.P. III
             (Exact name of registrant as specified in its charter)


         Delaware                                              31-1266850
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


                                3632 Wheeler Road
                                 P.O. Box 204227
                          Augusta, Georgia 30917-204227
                    (Address of principal executive offices)

                                 (706) 863-0823
              (Registrant's telephone number, including area code)

                       (Former address since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
     -----            -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                        Outstanding
         Class A Units 850,900                        March 31, 1999
         Class B Units 8,600

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

a)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                                  BALANCE SHEET

                        (in thousands, except unit data)



                                                                           March 31, 1999    Dec. 31, 1998
                                                                             (unaudited)       (audited)
                                                                           --------------    -------------
Assets
  Cash and cash equivalents                                                    $   759          $   884
  Accounts receivable - net                                                        119              122
  Other assets                                                                     197              198
  Investment properties - net                                                   10,651           10,765
                                                                               -------          -------
                                                                               $11,726          $11,969
                                                                               =======          =======
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued expenses                                        $   202          $   452
  Tenant security deposit liabilities                                                9               16
  Mortgage notes payable                                                        11,393           11,393
                                                                               -------          -------
                                                                                11,604           11,861
Partners' Capital (Deficit)
  General partner's                                                    (59)                (59)
  Class A limited partners' - (850,900 units issued and
    outstanding)                                                       163                 149
  Class B limited partners' - (8,600 units issued and
     outstanding)                                                       18         122      18      108
                                                                       ---     -------    ----  -------
                                                                               $11,726          $11,969
                                                                               =======          =======







                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                               1999          1998
                                                              -----         -----
Revenues:
   Rental income                                              $ 259         $ 407
   Other income                                                 -0-             9
                                                              -----         -----
      Total revenues                                            259           416
                                                              -----         -----
Expenses:
   Operating                                                     62            73
   General and administrative                                    35            24
   Depreciation                                                 113           105
   Interest                                                       6           268
   Property taxes                                                29            24
                                                              -----         -----
      Total expenses                                            245           494
                                                              -----         -----
Net income (loss)                                             $  14         $ (78)
                                                              =====         =====
Net loss allocated to general partner (1%)                    $  --         $  (1)

Net income (loss) allocated to Class A limited
 partners (98.01%)                                              14            (76)

Net loss allocated to Class B limited
 partners (.99%)                                                --             (1)
                                                              -----         -----
                                                              $  14         $ (78)
                                                              =====         =====
Net income (loss) per Class A limited partnership unit        $ .02         $(.09)
                                                              =====         =====








                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                                 (in thousands)





                                                           Limited Partners'
                                                      ---------------------------
                                           General
                                           -------
                                           Partner's     Class A      Class B      Total
                                           ---------     -------      -------      -----
Original capital contributions               $  1         $8,420        $86        $8,507
                                             ====         ======        ===        ======
Partners' capital (deficit) at
   December 31, 1998                         $(59)        $  149        $18        $  108

Net income for the three months ended
   March 31, 1999                               0             14          0            14
                                             ----         ------        ---        ------
Partners' capital (deficit) at
   March 31, 1999                            $(59)        $  163        $18        $  122
                                             ====         ======        ===        ======














                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                Three Months
                                                                                   Ended
                                                                                 March 31,
                                                                            1999          1998
                                                                            ----          ----
Cash flows from operating activities:
   Net income (loss)                                                        $  14         $ (78)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation                                                               113           105
   Amortization of loan costs and leasing commissions                           3             4
Change in accounts:
   Receivables                                                                  3            12
   Other assets                                                                (1)            3
   Accounts payable and accrued expenses                                     (250)         (104)
   Tenant security deposit liabilities                                         (7)            1
                                                                            -----         -----
         Net cash provided by operating activities:                          (125)          (57)
                                                                            -----         -----
Cash flows from investing activities                                           --            --
                                                                            -----         -----
Cash flows from financing activities:
   Mortgage principal payments                                                  0           (63)
                                                                            -----         -----
         Net cash used in financing activities                                  0           (63)
                                                                            -----         -----
Net decrease in cash and cash equivalents                                    (125)         (120)
Cash and cash equivalents at beginning of period                              884           837
                                                                            -----         -----
Cash and cash equivalents at end of period                                  $ 759         $ 717
                                                                            =====         =====
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $   6         $ 269
                                                                            =====         =====











                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES, L.P. III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As discussed herein at Management's Discussion and Analysis or Plan of Operation (Item 2), receivers have been appointed at the request of the Partnership's lenders to manage the Partnership's investment properties pending resolution of ongoing foreclosure proceedings. Pursuant to the terms of those receiverships, the receivers have been granted authority to collect all rents and to pay all expenses arising from the ordinary operation of the investment properties. Pursuant to the terms of the notes and mortgages securing the Partnership's loans, rents collected by the receivers are applied to the partnership's payment obligations. As a result, these unaudited financial statements do not reflect any activities of the receivers, including, but not limited to, any revenues the properties have earned or any expenses they have incurred. As further discussed herein at Management's Discussion and Analysis or Plan or Operation (Item 2), the carrying amounts of the Partnership's investment properties exceed their appraised values. Additionally, the Partnership's mortgage notes payable, which are nonrecourse, exceed the carrying amounts of the Partnership's investment properties. As the lender is limited to foreclosure of the properties for satisfaction of the mortgage notes payable, no impairment has been made to the Partnership's investment properties. Further, no adjustment has been made to the Partnership's mortgage notes payable balances from that at the end of fiscal year 1998. The Partnership's certifying accountants issued their audit opinion on the December 31, 1998 financial statements noting a substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of that uncertainty.


Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 1999 and 1998 (in thousands):

                                                                       1999             1998
                                                                       ----             ----
         Property management fees (included in
              operating expenses)                                      $8               $22

         Reimbursement for services of affiliates
              (included in general and administrative expenses)        $2               $11


Additionally, the Partnership paid approximately $7,000 and $1,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the three months ended March 31,1999 and 1998, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                       Average
                                       Occupancy
                                1999               1998
                                ----               ----
Gateway Plaza,                   74%                56%
 Mt. Sterling, Kentucky

Highpoint Village                99%                93%
 Bellefontaine, Ohio

The Partnership realized a net income of approximately $14,000 for the three months ended March 31, 1999, compared to a net loss of approximately $78,000 for the three months ended March 31, 1998. The increase in net income is primarily due to a decrease in interest expenses. The decrease in interest expenses was due to the election of the Managing General Partner, in January 1999, to stop making mortgage payments. The Managing General Partner of the Partnership believed that the debt collateralized by Highpoint Village Shopping Center and Gateway Plaza Shopping Center exceeded the market value of those properties. By withholding mortgage payments, the Managing General Partner hoped to negotiate a restructuring of the Partnership's indebtedness and, in the event such a restructuring was not achieved, to maximize the amounts disbursable to the partners. The lender declared the entire indebtedness immediately due and payable. On February 4, 1999, the lender, Peoples Benefit Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Highpoint Village Shopping Center in the Court of Common Pleas of Logan County, Ohio. The court hearing the Highpoint foreclosure action appointed CB Richard Ellis as receiver to manage the operation of Highpoint Village effective as of that date. On February 11, 1999, the lender, Commonwealth Life Insurance Company, through its agent Aegon USA Realty Advisors, commenced foreclosure proceedings against Gateway Plaza Shopping Center in the Montgomery Circuit Court of the Commonwealth of Kentucky. The court hearing the Gateway foreclosure action appointed Apex Realty, Inc. as receiver to manage the operation of Gateway Plaza effective March 16, 1999. Pursuant to the terms of their receiverships, each receiver has been granted the authority to collect rents and to pay expenses arising from the ordinary operation of the property. As a result, both rental income and operating expenses have decreased.

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $759,000 compared to approximately $717,000 at March 31, 1998. The net decrease in cash and cash equivalents for the three months ended March 31, 1999 was approximately $125,000 compared to a net decrease of approximately $120,000 for the three months ended March 31, 1998. Net cash and cash equivalents for the three months ended March 31, 1999 increased due to the absence of mortgage payments and reduced expenses but was offset by reduced rental income and the payment of a required construction allowance in excess of $270,000 to an anchor tenant at Gateway Plaza.

In March, 1999 and at the recommendation of legal counsel for the Partnership in both foreclosure actions, the Managing General Partner engaged independent MAI real estate appraisers to render their opinion of the market value of the partnership assets. With regard to Highpoint Shopping Center, the appraiser valued the property at $6,100,000. The appraiser valued Gateway Plaza Shopping Center at $3,750,000. Both properties were appraised at below their carrying amounts. While the combined appraised values total $9,850,000, the combined outstanding principal balances on the two loans total approximately $11,390,000 plus accrued interest. Each shopping center serves as cross default collateral of the debt of the other and an event of default on either mortgage is an event of default for the other. The mortgage notes payable are "nonrecourse". Accordingly the lender may take the properties pledged as collateral to satisfy the mortgage notes payable, but has no recourse to other assets of the Partnership. Because the investment properties may be taken in full satisfaction of the mortgage notes payable, which exceeds their carrying amounts, an impairment of the investment properties has not been recorded.

The Partnership's continued ability to operate is dependent on its ability to either restructure the existing debt, to raise additional capital, or find an additional method of retaining its investment properties. The Managing General Partner has negotiated in good faith with the lender but has been unable to reach any acceptable agreement with the lender to restructure the Partnership's indebtedness. With regard to additional capital contributions, the partnership agreement neither obligates nor allows for such contributions from the limited partners. The Managing General Partner has retained legal counsel to explore the protections afforded by the bankruptcy laws. It is currently the intention of the Managing General Partner to proceed in the manner which it determines to be in the best interest of the partners.

Year 2000

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the Partnership. Hull/Storey has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Hull/Storey compliance program includes an assessment of its hardware and software computer systems and embedded systems.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         Exhibit 27, Financial Data Schedule, (for SEC purposes only), is filed as an exhibit to this report.

         (b)      Reports on Form 8-K:

         A form 8-K/A was filed with the Securities and Exchange Commission on March 29, 1999. This filing discloses that there was a change in Registrant's certifying accountant effective December 18, 1999.

         A form 8-K/A was filed with the Securities and Exchange Commission on March 31,1999. This filing amended the previous 8-K/A filed on March 29, 1999 to include the letter of the prior certifying accountant.

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


                               BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                               By: Brunner Management Limited Partnership Its General Partner

                               By:     104 Management, Inc.
                                       Its Managing General Partner

                               By:     /s/ James M. Hull
                                       ---------------------------------
                                       James M. Hull
                                       President and Director

                               By:     /s/ Deborah Mosley
                                       ---------------------------------
                                       Deborah Mosley
                                       Chief Accounting Officer



                               Date:   May 21, 1999