Form 10-Q
period 1999-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1999-08-16
CIK 847319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


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

                       (Former address since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                                    Outstanding
         Class A Units 850,900                                    June 30, 1999
         Class B Units 8,600

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                                 BALANCE SHEET

                        (in thousands, except unit data)

                                                                              June 30, 1999         Dec. 31, 1998
                                                                                (unaudited)           (audited)
                                                                                ---------               -------
Assets
   Cash and cash equivalents                                                                $  700       $   884
   Accounts receivable - net                                                                    --           122
   Other assets                                                                                 --           198
   Investment properties - net                                                               10,651       10,765
                                                                                            -------      -------
                                                                                            $11,351      $11,969
                                                                                            =======      =======
Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued expenses                                                    $   172      $   452
   Tenant security deposits                                                                      14           16
   Mortgage notes payable                                                                    11,393       11,393
                                                                                            -------      -------
                                                                                             11,579       11,861
Partners' Capital (Deficit)
   General partner's                                                                  (63)          (59)
   Class A limited partners' - (850,900 units issued and
        outstanding)                                                                 (180)          149
   Class B limited partners' - (8,600 units issued and
         outstanding)                                                                  15      (228) 18      108
                                                                                 --------   -------      -------
                                                                                            $11,351      $11,969
                                                                                            =======      =======

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                                        Six Months Ended
                                                                             June 30,
                                                                             --------
                                                                       1999             1998
                                                                       ----             ----
            Revenues:
            Rental income                                            $    216         $    827
            Other income                                                   37              510
                                                                     --------         --------
                  Total revenues                                          253            1,337
                                                                     --------         --------
            Expenses:
               Operating                                                   76              148
               General and administrative                                  79               52
               Depreciation                                               113              210
               Interest                                                     6              536
               Property taxes                                              29               50
               Write-downs to net realizable value                        286               --
                                                                     --------         --------
                  Total expenses                                          589              996
                                                                     --------         --------
            Net income (loss)                                        $   (336)        $    341
                                                                     ========         ========
            Net income (loss) allocated to general partner (1%)      $     (4)        $      4
            Net income (loss) allocated to Class A limited
             partners (98.01%)                                           (329)             334
            Net income (loss) allocated to Class B limited
             partners (.99%)                                               (3)               3
                                                                     --------         --------
                                                                     $   (336)        $    341
                                                                     ========         ========
            Net income (loss) per Class A limited partnership        $   (.39)        $    .39
             unit                                                    ========         ========


                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)

                                                         Limited Partners'
                                                     -------------------------
                                          General
                                          -------
                                          Partner's   Class A        Class B     Total
                                          ---------   -------        --------    -------
Original capital contributions             $     1    $ 8,420        $    86     $ 8,507
                                           =======    =======        =======     =======
Partners' capital (deficit) at
   December 31, 1998                       $   (59)   $   149        $    18     $   108
Net loss for the six months ended
   June 30, 1999                                (4)      (329)            (3)       (336)
                                           -------    -------        -------     -------
Partners' capital (deficit) at
   June 30, 1999                           $   (63)   $  (180)       $    15     $  (228)
                                           =======    =======        =======     =======

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                 1999        1998
                                                                                 ----        ----
Cash flows from operating activities:
   Net income (loss)                                                          $(336)      $   341
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
   Depreciation                                                                 113           210
   Amortization of loan costs and leasing commissions                             1             8
Change in accounts:
   Receivables                                                                  122            96
   Other assets                                                                 198             3
   Accounts payable and accrued expenses                                       (280)          (80)
   Tenant security deposits                                                      (2)            1
                                                                              -----       -------
         Net cash provided by (used in) operating activities:                  (184)          579
                                                                              -----       -------
Cash flows from investing activities:
   Property improvements and replacements                                        --            (5)
   Lease commissions paid                                                        --           (99)
                                                                              -----       -------

         Net cash used in investing activities                                  --          (104)
                                                                              -----       -------
Cash flows from financing activities:
   Mortgage principal payments                                                   --          (128)
                                                                              -----       -------
         Net cash used in financing activities                                   --          (128)
                                                                              -----       -------
Net increase (decrease) in cash and cash equivalents                           (184)          347
Cash and cash equivalents at beginning of period                                884           837
                                                                              -----       -------
Cash and cash equivalents at end of period                                    $ 700       $ 1,184
                                                                              =====       =======
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                     $   6       $   537
                                                                              =====       =======


                 See Accompanying Notes to Financial Statements

                 BRUNNER COMPANIES INCOME PROPERTIES, L.P. III
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As discussed herein at Management's Discussion and Analysis or Plan of Operation (Item 2), receivers have been appointed at the request of the Partnership's lenders to manage the Partnership's investment properties pending resolution of ongoing foreclosure proceedings. Pursuant to the terms of those receiverships, the receivers have been granted authority to collect all rents and to pay all expenses arising from the ordinary operation of the investment properties. Pursuant to the terms of the notes and mortgages securing the Partnership's loans, rents collected by the receivers are applied to the partnership's payment obligations. As a result, these unaudited financial statements do not reflect any activities of the receivers, including, but not limited to, any revenues the properties have earned or any expenses they have incurred. Furthermore, it is anticipated that any cash balance remaining with the receivers will be the property of the lenders.

Based on the Partnership's current financial condition, including the appointment of the receivers and ongoing foreclosure proceedings, certain Partnership assets have been expensed. The following is a summary of those expenses (in thousands), the total of which has been reported on the Partnership's statement of operations for the six months ended June 30, 1999 as "Write-downs to net realizable value":

                   Accounts receivable                                        $119
                   Other assets, including net lease commissions of $139       167
                                                                              ----
                                                                              $286
                                                                              ====

As further discussed herein at Management's Discussion and Analysis or Plan or Operation (Item 2), the carrying amounts of the Partnership's investment properties exceed their appraised values. Additionally, the Partnership's mortgage notes payable balances, which are nonrecourse, exceed the carrying amounts of the Partnership's investment properties. As the lender is limited to foreclosure of the properties for satisfaction of the mortgage notes payable balances, no impairment has been made to the Partnership's investment properties. No adjustment has been made to the Partnership's mortgage notes payable from that at the end of fiscal year 1998. Furthermore, accounts payable and accrued expenses of $172,000 and tenant security deposits of $14,000 have not been adjusted as the ultimate settlement amounts of these liabilities is undeterminable. The Partnership's certifying accountants issued their audit opinion on the December 31, 1998 financial statements noting a substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of that uncertainty.

Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six months ended June 30, 1999 and 1998 (in thousands):

                                                                     1999    1998
                                                                     ----    ----
          Property management fees (included in
               operating expenses)                                    $9      $38

          Reimbursement for services of affiliates
               (included in general and administrative expenses)      $2      $25


Additionally, the Partnership paid approximately $12,543 and $97,000 during the six months ended June 30, 1999 and 1998, respectively to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties. The 1999 lease commissions were expensed whereas, the 1998 lease commissions were included in "Other assets" and amortized over the terms of the respective leases. As of June 30, 1999 unamortized lease commissions of $139,000 were written-down to their net realizable value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two retail centers (the "Centers"). The properties have not been under the control and management of the Partnership since the last report, as hereinafter explained. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

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
                    Bellefontaine, Ohio

In January 1999, the Managing General Partner elected to stop making mortgage payments because the Managing General Partner believed the debt collateralizing the Centers exceeded the market values of those properties. The lender declared the entire indebtedness immediately due and payable and instituted foreclosure proceedings in the Court of Common Pleas of Logan County, Ohio, and the Montgomery Circuit Court of the Commonwealth of Kentucky. A receiver was appointed for Highpoint Village Shopping Center effective February 4, 1999, and a receiver was appointed for Gateway Plaza Shopping Center effective March 16, 1999. The receivers for the respective properties have collected the rent for both properties, with the exception of the sum of $216,000 which was collected by the Managing General Partner. No expenses for the Centers have been paid by the Managing General Partner since the receivers were appointed.

An MAI appraisal of Highpoint Village Shopping Center indicated an appraised value of $6,100,000 and an MAI appraisal of Gateway Plaza Shopping Center indicated an appraised value of $3,750,000, for combined appraised values in the sum of $9,850,000. Attempts by the Managing General Partner for the lender to discount its debt in the sum of $11,390,000, plus interest, have been unsuccessful. The lender has been unwilling to discount its debt or materially restructure the same on terms favorable to the Partnership.

On June 30, 1999, the Partnership held cash and cash equivalents of approximately $700,000. As a possible settlement with the lender, the Managing General Partner has consented to a foreclosure of both properties and payment to the lender of the sum of $125,000 in satisfaction of all claims against the Partnership, including any claim for rents collected after appointment of the receivers and security deposits held by the Partnership. The foreclosures of the properties will result in a dissolution of the Partnership and the Managing General Partner intends to distribute the balance of any cash held by the Partnership after payment of the settlement to the lender, accounting fees, legal fees and miscellaneous

Partnership debts. An estimate of the amount of cash to be distributed to partners is unknown at this time.

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

         (b)      Reports on Form 8-K:

         A form 8-K/A was filed with the Securities and Exchange Commission on April 12, 1999. This filing amended the previous 8-K/A filed on March 31, 1999 to disclose that there were no disagreements with the Company's prior independent auditor, Ernst and Young, LLP within the two-year period ended December 31, 1997 and the interim period of January 1, 1998 through December 18, 1998, on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Nor did the prior independent auditor's reports on the financial statements for the two-year period ended December 31, 1997 contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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


                       BRUNNER COMPANIES INCOME PROPERTIES L.P. III

                       By: Brunner Management Limited Partnership Its General Partner

                       By:     104 Management, Inc.
                               Its Managing General Partner

                       By:     /s/ James M. Hull
                               ----------------------------
                                 James M. Hull
                                 President and Director

                       By:     /s/ Deborah Mosley
                               ----------------------------
                               Deborah Mosley
                               Chief Accounting Officer



                       Date:   August 12, 1999