Form 10QSB
period 1999-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 1999-11-15
CIK 847319

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

         Title                                         Outstanding
         Class A Units 850,900                         September 30, 1999
         Class B Units 8,600

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

a)
                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                                 BALANCE SHEET

                        (in thousands, except unit data)

                                                                                       Sept. 30, 1999         Dec. 31, 1998
                                                                                        (unaudited)             (audited)
                                                                                        -----------             ---------

Assets
   Cash and cash equivalents                                                             $     690             $     884
   Accounts receivable - net                                                                     4                   122
   Other assets                                                                                 --                   198
   Investment properties - net                                                                 ---                10,765
                                                                                         ---------             ---------
                                                                                         $     694             $  11,969
                                                                                         =========             =========
Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued expenses                                                 $     139             $     452
   Tenant security deposits                                                                     --                    16
   Mortgage notes payable                                                                       --                11,393
                                                                                         ---------             ---------
                                                                                               139                11,861
Partners' Capital (Deficit)
   General partner's                                                          (55)                      (59)
   Class A limited partners' - (850,900 units issued and
      outstanding)                                                            588                       149
   Class B limited partners' - (8,600 units issued and
      outstanding)                                                             22              555       18          108
                                                                            -----        ---------    -----    ---------
                                                                                         $     694             $  11,969
                                                                                         =========             =========

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                         -------------             -------------
                                                       1999         1998         1999          1998
                                                       ----         ----         ----          ----

Revenues:
   Rental income                                     $      --    $     324    $     216    $   1,151
   Other income                                             72           27           46          537
                                                     ---------    ---------    ---------    ---------
      Total revenues                                        72          351          262        1,688
                                                     ---------    ---------    ---------    ---------
Expenses:
   Operating                                         $      --          139           74          287
   General and administrative                               31           21          110           73
   Depreciation                                             --          207          113          317
   Interest                                                 --          268            6          804
   Property taxes                                           --           25           29           75
   Write-downs to net realizable value                      --           --          225           --
                                                     ---------    ---------    ---------    ---------
      Total expenses                                        31          560          557        1,556
                                                     ---------    ---------    ---------    ---------

Income (loss) before extraordinary gains                    41         (209)   $    (295)   $     132
                                                     ---------    ---------    ---------    ---------
Extraordinary gain from foreclosure                        742           --          742           --
                                                     ---------    ---------    ---------    ---------

Net income (loss)                                          783         (209)   $     447    $     132
                                                     ---------    ---------    ---------    ---------

Net income (loss) allocated to general
partner (1%)                                                 8           (2)   $       4    $       1

Net income (loss) allocated to Class A
limited partners (98.01%)                                  767         (205)         439          130

Net income (loss)allocated to Class B
limited partners (.99%)                                      8           (2)           4            1
                                                     ---------    ---------    ---------    ---------
                                                     $     783    $    (209)   $     447    $     132
                                                     ---------    ---------    =========    =========
Net income (loss) per Class A limited
partnership unit                                     $     .48    $    (.24)   $     .53    $     .15
                                                     ---------    ---------    =========    =========

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)

                                                                            Limited Partners'
                                                                  -----------------------------------
                                                      General
                                                      -------
                                                     Partner's     Class A      Class B       Total
                                                     ---------     -------      -------       -----

Original capital contributions                       $       1    $   8,420    $      86    $   8,507
                                                     =========    =========    =========    =========
Partners' capital (deficit) at
   December 31, 1998                                 $     (59)   $     149    $      18    $     108
Net income for the nine months ended
  Sept 30, 1999                                              4          439            4          447
                                                     ---------    ---------    ---------    ---------
Partners' capital (deficit) at
   Sept 30, 1999                                     $     (55)   $     588    $      22    $     555
                                                     =========    =========    =========    =========

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                   Nine Months
                                                                                     Ended
                                                                                    Sept 30,
                                                                                    --------
                                                                               1999          1998
                                                                               ----          ----

Cash flows from operating activities:
   Net income                                                              $     447      $     132
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                  113            317
   Amortization of loan costs and leasing commissions                              1             13
Change in accounts:
   Receivables                                                                   118             54
   Other assets                                                                  198             (9)
   Accounts payable and accrued expenses                                        (313)           (47)
   Tenant security deposits                                                      (16)             7
                                                                           ---------      ---------
         Net cash provided by operating activities:                              548            467
                                                                           ---------      ---------
Cash flows from investing activities:
   Property improvements and replacements                                         --            (30)
   Lease commissions paid                                                         --           (111)
   Surrender of property on foreclosure                                       10,651             --
                                                                           ---------      ---------

          Net cash provided by (used in) investing activities                 10,651           (141)
                                                                           ---------      ---------
Cash flows from financing activities:
   Mortgage principal payments                                                    --           (195)
   Satisfaction of mortgage on foreclosure                                   (11,393)            --
                                                                           ---------      ---------
         Net cash used in financing activities                               (11,393)          (195)
                                                                           ---------      ---------
Net increase (decrease) in cash and cash equivalents                            (194)           131
Cash and cash equivalents at beginning of period                                 884            837
                                                                           ---------      ---------
Cash and cash equivalents at end of period                                 $     690      $     968
                                                                           =========      =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       6      $     803
                                                                           =========      =========

                 See Accompanying Notes to Financial Statements

                 BRUNNER COMPANIES INCOME PROPERTIES, L.P. III
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As discussed herein at Management's Discussion and Analysis or Plan of Operation (Item 2), receivers were appointed at the request of the Partnership's lenders to manage the Partnership's investment properties pending resolution of ongoing foreclosure proceedings. Pursuant to the terms of those receiverships, the receivers were granted authority to collect all rents and to pay all expenses arising from the ordinary operation of the investment properties. Pursuant to the terms of the notes and mortgages securing the Partnership's loans, rents collected by the receivers were applied to the Partnership's payment obligations. As a result, these unaudited financial statements do not reflect any activities of the receivers, including, but not limited to, any revenues the properties have earned or any expenses they have incurred. Furthermore, it is anticipated that any cash balance remaining with the receivers will be the property of the lenders.

Based on the Partnership's current financial condition, including the appointment of the receivers and the foreclosures, certain Partnership assets, including accounts receivable and other assets were expensed during the second quarter of 1999 and reported on the Partnership's statement of operations as "write-downs to net realizable value".

As further discussed herein at Management's Discussion and Analysis or Plan or Operation (Item 2), the carrying amounts of the Partnership's investment properties exceeded their appraised values. Additionally, the Partnership's mortgage notes payable balances, which were nonrecourse, exceeded the carrying amounts of the Partnership's investment properties. The Partnership's certifying accountants issued their audit opinion on the December 31, 1998 financial statements noting a substantial doubt about the Partnership's ability to continue as a going concern. Pursuant to the foreclosures during the third quarter of 1999, the Partnership's investment properties were written-off in satisfaction of the mortgage notes payable on the properties and an extraordinary gain of approximately $742,000 has been reported in the Partnership's statement of operations for the nine months ended September 30, 1999. Furthermore, during the third quarter of 1999, pursuant to terms agreed upon by the lender, certain other liabilities including security deposits, accrued interest payable, and accrued property taxes were adjusted to the total amount owed in satisfaction of these liabilities to the lender.

Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 1999 and 1998 (in thousands):

                                                                       1999             1998
                                                                       ----             ----
         Property management fees (included in
              operating expenses)                                      $  9             $ 53

         Reimbursement for services of affiliates
              (included in general and administrative expenses)        $  2             $ 35

Additionally, the Partnership paid approximately $12,542 and $109,000 during the nine months ended September 30, 1999 and 1998, respectively to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties. The 1999 lease commissions were expensed whereas, the 1998 lease commissions were included in "Other assets" and amortized over the terms of the respective leases. During the second quarter of 1999 unamortized lease commissions of $139,000 were written-down to their net realizable value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consisted of two retail centers (the "Centers"). The properties were not under the control and management of the Partnership since the appointment of the receivers, as hereinafter explained. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                                      Average
                                                     Occupancy
                                              1999               1998
                                              ----               ----
               Gateway Plaza,                  74%                55%
                Mt. Sterling, Kentucky
               Highpoint Village               99%                93%
                Bellefontaine, Ohio

In January 1999, the Managing General Partner elected to stop making mortgage payments because the Managing General Partner believed the debt collateralizing the Centers exceeded the market values of those properties. The lender declared the entire indebtedness immediately due and payable and instituted foreclosure proceedings in the Court of Common Pleas of Logan County, Ohio, and the Montgomery Circuit Court of the Commonwealth of Kentucky. A receiver was appointed for Highpoint Village Shopping Center effective February 4, 1999, and a receiver was appointed for Gateway Plaza Shopping Center effective March 16, 1999. The receivers for the respective properties collected the rent for both properties, with the exception of the sum of $216,000 which was collected by the Managing General Partner. No expenses for the Centers were paid by the Managing General Partner after the receivers were appointed.

An MAI appraisal of Highpoint Village Shopping Center indicated an appraised value of $6,100,000 and an MAI appraisal of Gateway Plaza Shopping Center indicated an appraised value of $3,750,000, for combined appraised values in the sum of $9,850,000. Attempts by the Managing General Partner for the lender to discount its debt in the sum of $11,390,000, plus interest, were unsuccessful. The lender was unwilling to discount its debt or materially restructure the same on terms favorable to the Partnership.

On September 30, 1999, the Partnership held cash and cash equivalents of approximately $690,000. As a settlement with the lender, the Managing General Partner has consented to a foreclosure of both properties and payment to the lender of the sum of $125,000 in satisfaction of all claims against the Partnership, including any claim for rents collected after appointment of the receivers and security deposits held by the Partnership. The $125,000 has been included in the Partnership's liabilities of $139,000 at September 30, 1999. The foreclosure of Gateway Plaza was completed in August 1999 and the foreclosure of Highpoint Village should be completed in November 1999. The foreclosures of the properties will result in a dissolution of the Partnership and the Managing General Partner intends to distribute the balance of any cash held by the Partnership after payment of the settlement to the lender, accounting fees, legal fees and miscellaneous Partnership debts. An estimate of the amount of cash to be distributed to partners is unknown at this time.

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

The Partnership processes its records on computer hardware and software systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the Partnership. Hull/Storey has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Hull/Storey's compliance program includes an assessment of its hardware and software computer systems and embedded systems.

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


                              BRUNNER COMPANIES INCOME PROPERTIES L.P. III


                              By: Brunner Management Limited Partnership Its General Partner


                              By:    104 Management, Inc.
                                     Its Managing General Partner


                              By:    /s/ James M. Hull
                                     -----------------------------------------
                                     James M. Hull
                                     President and Director


                              By:    /s/ Deborah Mosley
                                     -----------------------------------------
                                     Deborah Mosley
                                     Chief Accounting Officer



                              Date:  November 12, 1999