Form 10KSB40
period 1999-12-30
BRUNNER COMPANIES INCOME PROPERTIES LP III
filed 2000-04-14
CIK 847319

                   Form 10-KSB-Annual or Transitional Report
                           Under Section 13 or 15 (d)
                                  Form 10-KSB


    (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934  (NO FEE REQUIRED)

                         Commission file number 0-18419

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                 ---------------------------------------------
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

                    Issuer's telephone number (706) 863-2222
         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                           -------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $237,000.

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

                          ----------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated May 12, 1989 (included in Registration Statement, No. 33-27407, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Brunner Companies Income Properties L.P. III (the "Partnership" or "Registrant") was liquidated on December 30, 1999. The Partnership was a Delaware limited partnership founded in March 1989. Brunner Management Limited Partnership (the "General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation founded in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

As of December 30, 1999, the Partnership had 850,900 units of Class A Limited Partnership Interest ("Units") and 8,600 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The Subordinated Interest was sold to the Managing General Partner. Holders of the Units are referred to as "Unitholders", the holder of the Subordinated Interest is referred to as the "Subordinated Limited Partner", and Unitholders and the Subordinated Limited Partner are collectively referred to as "Limited Partners." Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partners, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

The offering terminated in September 1989. Upon termination of the offering, the Partnership had accepted subscriptions for 851,400 Units of Class A Interest and 8,600 units of Class B Interest purchased by the General Partner for aggregate gross proceeds of $8,506,170. The number of Class A Limited Partnership units has decreased due to Class A Limited Partners abandoning their units. The Partnership invested substantially all of the net offering proceeds in four investment properties (the "Retail Centers") which were acquired on September 22, 1989. During 1995, two of these Retail Centers were foreclosed upon by their lenders. The two remaining Retail Centers were foreclosed upon by their lenders in 1999. The Partnership will not acquire or invest in any other properties or debt or equity securities of any other issues (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner. The General Partner and the Managing General Partner are affiliates of a related group of corporations and partnerships engaged generally in the real estate development business. Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management Inc. on March 5,

1993. IBGP, Inc. was an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. Both IBGP, Inc. and Insignia Brunner, L.P. were affiliates of Metropolitan Asset Enhancement, L.P. 104 Management, Inc. is the managing general partner of Brunner Management Limited Partnership, which is the general partner of the Registrant. On November 17, 1998, BCIP I & III, LLC purchased 104 Management, Inc. from IBGP, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. BCIP I & III, LLC also purchased the limited partnership interest in Brunner Management Limited Partnership and all of the outstanding Class B Limited Partnership units of the Partnership and Brunner Companies Income Properties L.P. I, an affiliated entity, from Insignia Brunner, L.P.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Partnership was in the business of owning and operating for investment two regional shopping centers: Gateway Plaza, Mt. Sterling, Kentucky, and Highpoint Village, Bellefontaine, Ohio. During 1999 these properties were foreclosed upon, resulting in the liquidation of the Partnership in 1999.

ITEM 3.  LEGAL PROCEEDINGS

In January 1999, the Managing General Partner elected to stop making mortgage payments because the Managing General Partner believed the debt collateralizing the Centers exceeded the market values of those properties. Attempts to renegotiate the mortgage notes payable were unsuccessful. The lenders declared the entire indebtedness immediately due and payable and instituted foreclosure proceedings in the Court of Common Pleas of Logan County, Ohio, and the Montgomery Circuit Court of the Commonwealth of Kentucky. Receivers were appointed for Highpoint Village Shopping Center effective February 4, 1999, and for Gateway Plaza Shopping Center effective March 16, 1999. In August 1999, the lender foreclosed on Gateway Plaza and in November 1999, the lender foreclosed on Highpoint Village. As a result, the Partnership was liquidated in 1999. Notices of Satisfaction of Judgement for both foreclosure proceedings were filed in the respective Courts on January 12, 2000.

At December 30, 1999 there were no other outstanding legal matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 30, 1999, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 30, 1999, the number of holders of record of limited partnership units and Subordinated Interest Units was 668 and One, respectively.

On December 30, 1999, final assets of the Partnership totaling $509,000 were distributed to the liquidation trustee for distribution to the unit holders. Approximately $10,000 is reserved for estimated liquidation expenses with the remaining $499,000 to be distributed to the Class A limited partnership unitholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

On September 30, 1999 the Partnership adopted the liquidation basis of accounting. In January 1999 the General Managing Partner ceased making mortgage payments and attempted to renegotiate the mortgage notes payable on Gateway Plaza and Highpoint Village. The lenders responded by foreclosing on both properties. The managing General Partner then decided to liquidate the partnership.

As a result of the foregoing, the Partnership changed its basis of accounting for its financial statements at September 30, 1999, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, due to the foreclosures, the Partnership's investment properties were written-off in satisfaction of the mortgage notes payable on September 30, 1999.

The Partnership's net income for the nine months ended September 30, 1999 was $385,000. The adoption of the liquidation basis of accounting created a net gain of $682,000 which offset a net loss from operations of $297,000. Net income included rental and other income of $237,000 generated prior to the appointment of the receivers to manage the properties. Operating expenses of $534,000 included a write down of certain assets to their net realizable values.

ITEM 7.  FINANCIAL STATEMENTS

Brunner Companies Income Properties L.P. III

List of Financial Statements

   Report of Independent Certified Public Accountants

   Statement of Net Assets in Liquidation

   Statement of Changes in Net Assets in Liquidation

   Statements of Operations

   Statement of Changes in Partners' Capital (Deficit)/Net Assets in Liquidation

   Statements of Cash Flows

   Notes to Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
BRUNNER COMPANIES INCOME PROPERTIES L.P. III


         We have audited the statements of operations, changes in partners' capital (deficit)/net assets in liquidation and cash flows of BRUNNER COMPANIES PROPERTIES L.P. III (a partnership in liquidation) for the nine months ended September 30, 1999 and the year ended December 31, 1998. In addition, we have audited the statement of net assets in liquidation as of December 30, 1999 and the related statement of changes in net assets in liquidation for the period from September 30, 1999 to December 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         As described in Note A to the financial statements, the General Partner of the Partnership commenced liquidation of the Partnership pursuant to the Partnership's investment properties being foreclosed upon. As a result, the Partnership changed its basis of accounting on September 30, 1999, from the going concern basis to the liquidation basis.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BRUNNER COMPANIES INCOME PROPERTIES L.P. III for the nine months ended September 30, 1999 and the year ended December 31, 1998, its net assets in liquidation as of December 30, 1999, and the changes in its net assets in liquidation for the period from September 30, 1999 to December 30, 1999, in conformity with generally accepted accounting principles.


Augusta, Georgia
February 25, 2000

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               DECEMBER 30, 1999

ASSETS
       Cash and cash equivalents                                        $  ZERO
                                                                        -------
LIABILITIES
       Estimated costs during the period of liquidation                    Zero
                                                                        -------
NET ASSETS IN LIQUIDATION                                               $  ZERO
                                                                        =======


                 The accompanying notes are an integral part of
                          these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)
          FOR THE PERIOD FROM SEPTEMBER 30, 1999 TO DECEMBER 30, 1999


Net assets in liquidation at September 30, 1999                     $  493

Changes in net assets in liquidation attributable to:
     (Decrease) increase in cash and cash equivalents for:
             Distributions to Class A Limited Partners                (499)
             Interest income                                             5
     Other changes in net assets in liquidation                          1
                                                                    ------

Net assets in liquidation at December 30, 1999                      $   --
                                                                    ======


                 The accompanying notes are an integral part of
                          these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                    FOR THE NINE              FOR THE YEAR
                                                                    MONTHS ENDED                 ENDED
                                                                    SEPTEMBER 30,             DECEMBER 31,
                                                                         1999                     1998
                                                                    -------------             ------------
REVENUE
       Rental income                                                  $      191               $    1,532
       Other income                                                           46                      544
                                                                      ----------               ----------

                                                                             237                    2,076
                                                                      ----------               ----------
EXPENSES
       Operating                                                              76                      306
       General and administrative                                            110                      182
       Depreciation                                                          113                      425
       Interest                                                                6                    1,068
       Property taxes                                                         29                      118
       Write down of assets                                                  200                       --
                                                                      ----------               ----------

                                                                             534                    2,099
                                                                      ----------               ----------
NET LOSS BEFORE ADJUSTMENT TO
       LIQUIDATION BASIS                                                    (297)                     (23)

Adjustment to liquidation basis                                              682                       --
                                                                      ----------               ----------

NET INCOME (LOSS)                                                     $      385               $      (23)
                                                                      ==========               ==========

Net income (loss) allocated to General Partner                        $        4               $       --
       (1)%
Net income (loss) allocated to Class A Limited
       Partners (98.01)%                                                     377                      (23)
Net income (loss) allocated to Class B Limited
       Partners (.99)%                                                         4                       --
                                                                      ----------               ----------

                                                                      $      385               $      (23)
                                                                      ==========               ==========

Net income (loss) per Limited Partnership unit                        $      .45               $     (.03)
                                                                      ==========               ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)/NET
                             ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)

                                                                            Limited Partners'
                                                                         -----------------------
                                                          General
                                                         Partner's       Class A        Class B         Total
                                                         ---------       --------       --------       --------
Original capital contributions                           $      1        $  8,420       $     86       $  8,507
                                                         ========        ========       ========       ========

Partners' capital (deficit) at
     December 31, 1998                                   $    (59)       $    149       $     18       $    108

Net income for the nine months
     ended September 30, 1999                                   4             377              4            385
                                                         --------        --------       --------       --------

Net assets in liquidation at
     September 30, 1999                                  $    (55)       $    526       $     22       $    493
                                                         ========        ========       ========       ========


                 The accompanying notes are an integral part of
                          these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE NINE             FOR THE YEAR
                                                                 MONTHS ENDED                ENDED
                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                     1999                     1998
                                                                 -------------            ------------
OPERATING ACTIVITIES
   Net income (loss)                                               $    385                $    (23)
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
    Adjustment to liquidation basis                                    (682)                     --
    Write down of assets                                                200                      --
     Depreciation                                                       113                     425
     Amortization of loan costs and leasing
       Commissions                                                        1                      19
     Change in deferred and accrued amounts
         Accounts receivable                                             24                      49
         Other assets                                                    30                     (39)
         Accounts payable and accrued expenses                         (265)                    215
         Tenant security deposits payable                                --                       9
                                                                   --------                --------

     NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                                      (194)                    655
                                                                   --------                --------

INVESTING ACTIVITIES
   Purchase of property improvements                                     --                    (345)
                                                                   --------                --------

FINANCING ACTIVITIES
   Payments on mortgage notes payable                                    --                    (263)
                                                                   --------                --------

Net (decrease) increase in cash and cash equivalents                   (194)                     47

Cash and cash equivalents at beginning of period                        884                     837
                                                                   --------                --------

Cash and cash equivalents at end of period                         $    690                $    884
                                                                   ========                ========

Supplemental disclosure of cash flow information:
   Interest paid                                                   $      6                $  1,067
                                                                   ========                ========


                 The accompanying notes are an integral part of
                          these financial statements.

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. III
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         During January 1999, the General Partner elected to stop making mortgage payments and sought to renegotiate the mortgage notes payable with the lenders. Those efforts were ultimately unsuccessful and the lenders instituted foreclosure proceedings. On February 4, 1999, the lender, Peoples Benefit Life Insurance Company, through its agent Aegon Realty Advisors, commenced foreclosure proceedings against Highpoint Village Shopping Center in the Court of Common Pleas of Logan County Ohio. Similarly, on February 11, 1999, the lender, Commonwealth Life Insurance Company, through its agent Aegon Realty Advisors, commenced foreclosure proceedings against Gateway Plaza Shopping Center in the Montgomery Circuit Court of the Commonwealth of Kentucky.

         Pursuant to the foreclosure proceedings, a receiver was appointed by the Courts to collect rents and pay all expenses arising from the ordinary operation of the investment properties. Subsequently, in August 1999, the lender foreclosed on Gateway Plaza Shopping Center located in Mt. Sterling, Kentucky and in November 1999, the lender foreclosed on Highpoint Village Shopping Center located in Bellefontaine, Ohio. As a result of the foreclosures, the Partnership began and completed liquidation in 1999.
On September 30, 1999 the Partnership adopted the liquidation basis of accounting.

         As a result of the foregoing, the Partnership changed its basis of accounting from the going concern basis to a liquidation basis. The Partnership's investment properties were revalued to their net realizable value and liabilities were adjusted to their estimated net amount due in final settlement, including estimated costs associated with carrying out the liquidation, with the lenders and other creditors. The valuation of assets and liabilities necessarily required estimates and assumptions and there were significant uncertainties in carrying out the liquidation.

         From the beginning of the year until the foreclosures, the Partnership's mortgage notes payable balances, which were nonrecourse, exceeded the carrying amounts of the Partnership's investment properties. Pursuant to, and in anticipation of, the foreclosures the Partnership's investment properties were written-off in satisfaction of the mortgage notes payable on September 30, 1999.

         On December 30, 1999 the General Partner transferred the Partnership's remaining cash to an independent escrow agent for payment of final legal and related costs and final distribution to the Class A Limited Partners. Of the $509,000 transferred on December 30, 1999, $499,000 was for distribution to the Class A limited Partners and $10,000 was for payment of final legal and related liquidation costs.

NOTE B - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

         At September 30, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount including estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of $681,682. Significant adjustments are summarized as follows (in thousands):

                                                                   INCREASE
                                                                  (DECREASE)
                                                                 IN NET ASSETS
                                                                 -------------
Adjustment from book value of investment
    properties to estimated net realizable value                   $ (10,652)
Adjustment to record estimated liabilities
    associated  with the liquidation                                      60

Adjustment of debt to settlement amount                               11,393
Adjustment of other assets and liabilities                              (119)
                                                                   ---------

         Adjustment to liquidation basis                           $     682
                                                                   =========

NOTE C - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Brunner Companies Income Properties L.P. III (the "Partnership") a Delaware limited partnership, which was formed on March 10, 1989, acquired and operated the following retail centers: Gateway Plaza, a 160,021 square foot retail center in Mt. Sterling, Kentucky and Highpoint Village, a 173,303 square foot retail center in Bellefontaine, Ohio (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was affiliated with the then General Partner of the Partnership.

         The General Partner of the Partnership was Brunner Management Limited Partnership ("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner"). From March 5, 1993 until November 17, 1998, the majority of the outstanding stock of 104 Management, Inc. was held by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. Prior to November 17, 1998, IBGP, Inc. effectively controlled the Managing General Partner of the Partnership.

         On November 17, 1998, BCIP I & III, LLC (a Georgia limited liability company and affiliate of Hull/Storey Development, LLC) purchased all of the outstanding stock of 104 Management, Inc. and thereby acquired the general partnership interest in Brunner

                                                                    (Continued)

Management Limited Partnership. BCIP I & III, LLC also purchased all of the outstanding Class B Limited Partnership units of the Partnership. As a result of this transaction, BCIP I & III, LLC effectively controlled the Managing General Partner of the Partnership.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Partnership considered all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents as well as operating cash held by the real estate management company on behalf of the Partnership's individual properties.

LEASE COMMISSIONS

         Lease commissions were capitalized and amortized by the straight-line method over the term of the applicable lease. During 1999, the capitalized lease commissions were adjusted to their net realizable value.

TENANT SECURITY DEPOSITS

         The Partnership required security deposits from lessees for the duration of the lease. Pursuant to the foreclosures and related settlement with the lenders, tenant security deposits were adjusted to their settlement amount.

INVESTMENT PROPERTIES

         Prior to their foreclosure, investment properties were stated at cost and acquisition fees were capitalized as a cost of real estate. The investment properties were foreclosed upon by the lender and taken in full satisfaction of the outstanding mortgage notes payable which exceeded the carrying amounts of the Partnership's investment properties resulting in a gain on foreclosure which is included in the Partnership's adjustment to the liquidation basis (SEE NOTE B).

DEPRECIATION

         Buildings and improvements were depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years, and tenant improvements were depreciated over the term of the applicable leases. No depreciation was recorded subsequent to the appointment of the receivers who assumed control of the investment properties.

                                                                    (Continued)

         For Federal income tax purposes, the Partnership depreciated a portion (90 percent attributable to non tax-exempt investors) of the property's basis using the straight-line method over 31.5 years and the balance (10 percent attributable to tax-exempt investors) using the straight-line method over 40 years.

ADVERTISING

         The Partnership expensed the costs of advertising as incurred.

LEASES

         The Partnership leased certain commercial space to tenants under various lease terms. For leases with fixed rental increases during their term, rents were recognized on a straight-line basis over the terms of the leases. For all other leases, rents were recognized over the terms of the leases as earned.

INCOME TAXES

         No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partners are responsible for their respective share of Partnership net income or loss.

PARTNERSHIP ALLOCATIONS

         Taxable allocations or loss from operations were allocated 98.01% to the Class A Limited Partners, .99% to the Class B Limited Partners and 1% to the General Partner.

NOTE D - PARTNERSHIP DISSOLUTION

         Upon dissolution, as defined in the partnership agreement, the affairs and business of the Partnership was wound up and terminated, the Partnership's liabilities were discharged and the liquidation proceeds were distributed in the following manner:

                    First, to the payment of debts and liabilities of the Partnership (including any loans from any partner to the Partnership) and the payment of expenses of the winding up of the affairs and business of the Partnership.

         Second, to the setting up of any reserves (to be held by the Liquidation Manager in an interest-bearing account) which the Liquidation Manager may deem necessary or appropriate for any contingent or unforeseen liabilities or obligations of the Partnership; provided, however, that at the expiration of such time as the Liquidation Manager deems necessary or appropriate, the balance of such reserves remaining after payment of such obligations shall be distributed by the Liquidation Manager in the manner hereinafter set forth:

                                                                    (Continued)

                      The balance, if any, of such liquidation proceeds shall
                   be distributed to the Partners in accordance with the positive balances in their Capital Accounts.

                            If any Limited Partner shall have a deficit Capital
                   Account, the actual distribution to such Limited Partner shall be equal to the distribution to such Limited Partner less the amount of the deficit Capital Account balance of such Limited Partner.

                            If the Partnership is liquidated and the General
                   Partner has an Adjusted Capital Account Deficit (after giving effect to all contributions, distributions and allocations for all taxable years, including the year during which such liquidation occurs), then such General Partner shall contribute to the capital of the Partnership the amount necessary to restore the Capital Account to zero.

NOTE E - OPERATING LEASES

         Tenants were responsible for their own utilities, maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses were paid directly by the Partnership. The Partnership was then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying statements of operations as property taxes and operating expenses. Amounts reimbursed by the tenants are included in rental income.

NOTE F - INCOME TAXES

         The Partnership was classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes was made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable income or loss result primarily from depreciation differences, revenue recognition differences, and other miscellaneous differences.

                                                                    (Continued)

         The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                                          FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                        1999               1998
                                                                      --------           --------
Net income (loss) as reported                                         $    385           $    (23)

Add (deduct):
   Adjustment to liquidation basis                                    $    385           $    (23)
   Depreciation difference                                                  (1)               (30)
   Unearned income                                                          (1)               (49)

   Miscellaneous                                                            17                (21)
                                                                      --------           --------

Federal taxable loss                                                  $ (2,177)          $   (123)
                                                                      ========           ========

Federal taxable loss per
    limited partnership unit                                          $  (2.53)          $   (.14)
                                                                      ========           ========

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

         The Partnership had no employees and was dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1999 and 1998 (in thousands):

                                                                           FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                      --------------------------
                                                                        1999              1998
                                                                      --------          --------
Property management fees (included in
    operating expenses)                                               $     11          $     66

Reimbursement for services of affiliates
    (included in general and
    administrative expenses)                                          $     --          $     35

                                                                    (Continued)

                                                                          FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                      --------------------------
                                                                        1999             1998
                                                                      --------          --------
Lease commissions for new leases
(included in other assets and amortized
over the term of the leases)                                          $     13          $    128

General partner capital account deficit
Which was deemed uncollectable                                        $     55          $     --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Elliott, Davis & Company, L.L.P. regarding the 1999 audit of the Partnership's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership had no officers or directors. The Managing General Partner manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. The names and ages of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                        Age                Position
----                        ---                --------

James M. Hull               48          President and Director

Wayne Grovenstein           31          Vice President and Secretary

Deborah Mosley              46          Chief Accounting Officer

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

Deborah Mosley has been the Chief Accounting Officer of the Managing General Partner since November 1998. Ms. Mosley joined Hull/Storey in June 1994 and has served as Hull/Storey's Chief Accounting Officer since that time.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 30, 1999. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 30, 1999, there were 850,900 Limited Partnership Units ("Units") and 8,600 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of December 30, 1999, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                               Units (1)
                                               ---------                    Interest (1)
Name and Address of Group                 Amount        Percent         Amount      Percent
-------------------------                 ---------------------         -------------------
Brunner Management L.P.                       --            --          8,600        100%
3632 Wheeler Road
Augusta, Georgia 30909

Hamilton National Life                   106,383(2)       12.5%
Insurance Company of America
32991 Hamilton Court/Ste 100
Farmington Hills, MI 48334-
3305

Cosmo Plastics Company                    50,000           5.9%
30201 Aurora Road
Cleveland, OH  44139

All directors and officers of the             --            --             --         --
Managing General Partner
(3 persons) as a group

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

The following payments were made to affiliates of the Managing General Partner in 1999 and 1998:

(in thousands)                                    1999           1998
                                                  ----           ----
Property management fees                          $  11          $  66

Reimbursement for services of affiliates          $  --          $  35

General partner capital account
    which was deemed uncollectable                $  55          $  --

Additionally, the Partnership paid approximately $13,000 and $128,000 during the years ended December 30, 1999 and December 31, 1998, respectively, to an affiliate of the Managing General Partner for lease commissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 30, 1999 and December 31, 1998.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index contained herein.

(b) Reports on Form 8-K filed during the fourth quarter of 1999:

A Form 8-K was filed with the Securities and Exchange Commission on January 11, 2000 to report the foreclosure sales of the Highpoint Village and Gateway Plaza properties. The General Partner intends to wind up and dissolve the partnership as of December 30, 1999 and distribute approximately $508,950 to the limited partners of the Partnership in proportion to each limited partner's partnership interest, as provided in the Agreement of Limited Partnership.

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


             BRUNNER COMPANIES INCOME PROPERTIES L.P. III,
             A Delaware Limited Partnership

                    By: Brunner Management Limited Partnership
                      Its General Partner

                    By: 104 Management, Inc.
                      Its Managing General Partner



                    By:   /s/ James M. Hull
                        -------------------------------
                        James M. Hull
                        President and Director


                    Date:  4/14/2000
                         -----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                             President and
 /s/ James M. Hull           Director                   Date:  4/14/2000
----------------------------                                 ------------------
James M. Hull


                             Vice President and
                             Chief Accounting
 /s/ Deborah Mosley          Officer                    Date:  4/14/2000
----------------------------                                 ------------------
Deborah Mosley

                               INDEX OF EXHIBITS

Exhibit No.
-----------

3.1      Partnership Agreement of Brunner Companies Income Properties L.P. III
         (the "Partnership"); included as Exhibit B to the Prospectus of Registrant dated May 12, 1989 contained in Registration Statement No.
         33-27407 of Registrant filed May 12, 1989 (the "Prospectus") and incorporated herein by reference.

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

10.5     First Amendment to Real Property Purchase Agreement for Highpoint
         Village, dated September 2, 1989, between Tennessee & Associates-VII
         ("T&A-VII") and the Partnership; incorporated by reference to Exhibit
         10.7 to Form 10-K for fiscal year ended December 31, 1989.

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

10.16    Mortgage, Assignment of Rents and Security Agreement for Highpoint
         Village to Commonwealth Insurance Company; incorporated by reference to Exhibit 19.29 to Form 10-Q for the fiscal quarter ended September
         30, 1989.

10.17    Assignment of Rents and Leases for Gateway Plaza to Commonwealth
         Insurance Company; incorporated by reference Exhibit 19.30 to Form
         10-Q for the fiscal quarter ended September 30, 1989.

10.18    Assignment of Rents and Leases for Highpoint Village to Commonwealth
         Insurance Company; incorporated by reference to Exhibit 19.31 to Form
         10-Q for the fiscal quarter ended September 30, 1989.

10.19    Modification of Promissory Note, Mortgage and Security Agreement and
         Security Documents for Gateway Plaza between T&A-IV and Fleet National
         Bank, dated May 12, 1989; incorporated by reference to Exhibit 19.36 to Form 10-Q for the fiscal quarter ended September 30, 1989.

10.20    Advisory Agreement made as of September 1, 1991 between Brunner
         Companies Income Properties L.P. II and Insignia GP Corporation and
         Insignia Financial Group, Inc. by reference to Form l0-Q for the fiscal quarter ended September 30, 1991.

10.21 First Amendment to Advisory Agreement changing effective date from September 1, 1991 to October 1, 1991 by reference to Form 10-Q for the fiscal quarter ended September 30, 1991.

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

10.50 General Partnership Sale Agreement, dated as of November 17, 1998, by and between BCIP I & III, LEC, BGP, Inc. and Insignia Brunner, L.P.
         incorporated by reference to Form 8-K dated December 2, 1998.

10.51 Mutual Release and Settlement Agreement, dated December 8, 1999, by and between Peoples Benefit Life Insurance Company and Brunner
         Companies Income Properties, L.P. III et al.

10.52    Notice of Satisfaction of Judgement, filed on January 12, 2000 in the
         Court of Common Pleas of Logan County Ohio by and between Peoples
         Benefit Life Insurance Company et al and Brunner Companies Income
         Properties, L.P. III et al.

10.53 Mutual Release and Settlement Agreement, dated December 8, 1999, by and between Monumental Life Insurance Company et al and Brunner Companies
         Income Properties, L.P. III.

10.54    Notice of Satisfaction of Judgement, filed on January 12, 2000 in the
         Commonwealth of Kentucky, Montgomery Circuit Court, Civil Branch, by and between Commonwealth Life Insurance Company and Brunner Companies
         Income Properties, L.P. III et al.

27.1     Financial Data Schedule (for SEC use only)